Form 10-Q
period 2012-06-30
Borneo Resource Investments Ltd.
filed 2012-08-29
CIK 1355732

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

BORNEO RESOURCE INVESTMENTS LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	000-54707	20-3724019
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

19125 North Creek Parkway, Suite 120
Bothell, Washington  98011-8000
 (Address of principal executive offices) (Zip code)

(425) 329-2622
(Registrant’s telephone number, including area code)

None
Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 73,133,442 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 24, 2012.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 and for the period from September 22, 2009 (date of inception) through June 30, 2012 (unaudited)	2
	Condensed Consolidated Statement of Stockholder’s Equity (Deficit) for the period September 22, 2009 (date of inception) through June 30, 2012 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the period from September 22, 2009 (date of inception) through June 30, 2012 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4	Controls and Procedures	29

PART II

Item 1.	Legal Proceedings	31
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
SIGNATURES		33

PART I

ITEM 1. FINANCIAL STATEMENTS

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$16,539	$231,565
Restricted cash	-	39,980
Employee advances	-	10,773
Total current assets	16,539	282,318

Other assets:
Deposits	2,818	5,416
Total other assets	2,818	5,416

Total assets	$19,357	$287,734

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$165,844	$60,666
Convertible notes payable net of deferred debt discount $110,016 and $908,286 as of June 30, 2012 and December 31, 2011 respectively	219,984	116,714
Total current liabilities	385,828	177,380

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock; $0.001 par value; 100,000,000 shares authorized, none issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized, 72,228,737 and 69,595,205 shares issued and outstanding as of June 30, 2012, and December 31, 2011 respectively	72,229	69,595
Additional paid in capital	2,057,951	1,144,525
Deficit accumulated during the exploratory stage	(2,496,651)	(1,103,766)
Total stockholders' equity (deficit)	(366,471)	110,354

Total liabilities and stockholders' equity (deficit)	$19,357	$287,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period September 22, 2009 (date of inception)
	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	through June 30, 2012

OPERATING EXPENSES:
Selling, general and administrative	$237,855	$-	$558,674	$-	$1,480,318

Total operating expenses	237,855	-	558,674	-	1,480,318

Loss from operations	237,855	-	558,674	-	1,480,318

OTHER INCOME (EXPENSE):
Interest income	3	-	6	-	119
Interest expense	(15,877)	-	(35,947)	-	(66,467)
Amortization of debt discount	(623,198)	-	(798,270)	-	(914,984)

Loss before provision for income taxes	(876,927)	-	(1,392,885)	-	(2,461,650)

Provision for income taxes:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
Total income taxes	-	-	-	-	-

NET LOSS	$(876,927)	$-	$(1,392,885)	$-	$(2,461,650)

Net loss per common share (basic and fully diluted)	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	70,882,127	60,178,073	70,307,851	60,178,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period September 22, 2009 (date of Inception) through June 30, 2012 (Unaudited)

				(Deficit)
				Accumulated
			Additional	During
	Common stock		Paid in	Exploratory
	Shares	Amount	Capital	Stage	Total

Balance at the date of inception, September 22, 2009	-	$-	$-	$-	$-
Issuance of common stock in September 2009 @$0.001 per share for services to founder	60,178,073	60,178	-	(60,178)	-
Balance, December 31, 2009	60,178,073	60,178	-	(60,178)	-
Net loss for the period ended December 31, 2010	-	-	-	-	-
Balance, December 31, 2010	60,178,073	60,178	-	(60,178)	-
Issuance of common stock in August 2011 @ $0.001 per share for acquisition of Interich International Limited	3,167,272	3,167	-	(3,167)	-
Net Payables, debt and cash acquired	-	-	-	(31,834)	(31,834)
Issuance of common stock in August 2011 @ $0.005 per share on conversion of debt	6,154,860	6,155	24,620	-	30,775
Issuance of common stock for cash in December 2011 @ $1.00 per share	95,000	95	94,905	-	95,000
Beneficiary conversion feature on convertible notes & warrants	-	-	1,025,000	-	1,025,000
Net loss for the period ended December 31, 2011	-	-	-	(1,008,587)	(1,008,587)
Balance, December 31, 2011	69,595,205	69,595	1,144,525	(1,103,766)	110,354
Issuance of common stock for cash in January 2012 @ $1.00 per share	80,000	80	79,920	-	80,000
Issuance of common stock in May 2012 @ $0.30 per share on conversion of debt & accrued interest	2,453,532	2,454	733,606	-	736,060
Issuance of common stock for cash in June 2012 @ $1.00 per share	100,000	100	99,900	-	100,000
Net loss for the period ended June 30, 2012	-	-	-	(1,392,885)	(1,392,885)
Balance, June 30, 2012	72,228,737	$72,229	$2,057,951	$(2,496,651)	$(366,471)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		For the period September 22, 2009 (date of inception)
	June 30, 2012	June 30, 2011	through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,392,885)	$-	$(2,461,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred debt discount on convertible notes	798,269	-	914,983
Non-cash expenses	-	-	25,000
Common stock issued in exchange for services	-		60,178
Changes in operating assets and liabilities:
Employee advances	10,773	-	-
Deposits and restricted cash	42,578	-	(2,818)
Accounts payable and accrued interest	146,239	-	205,735
Net cash used in operating activities	(395,026)	-	(1,258,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger transaction	-	-	111
Net cash provided by investing activities	-	-	111

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	1,000,000
Proceeds from the sale of common stock	180,000	-	275,000
Net cash provided by financing activities	180,000	-	1,275,000

Net (decrease) increase in cash and cash equivalents	(215,026)	-	16,539

Cash and cash equivalents at beginning of period	231,565	-	-

Cash and cash equivalents at end of period	$16,539	$-	$16,539

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,495	$-	$5,495
Cash paid during the period for income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to shareholders of Interich International Limited	$-	$-	$3,167
Liabilities assumed on merger	$-	$-	$31,834
Common stock issued for conversion of notes payable and accrued interest	$736,060	$-	$766,835
Beneficial conversion feature on convertible notes & warrants	$-	$-	$1,025,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Borneo Resource Investments Ltd., (“Borneo” or the “Company”) was organized on June 14, 2004 under the laws of the State of Nevada as “Acme Entertainment, Inc.”. On July 21, 2005, the Company changed its name to “INQB8, Inc.” On November 4, 2005, in connection with a merger with Aventura Resorts, Inc., a privately held Washington company, the Company changed its name to “Aventura Resorts, Inc.” (“Aventura”). In connection with the merger with Interich International Limited, (“Interich”) a British Virgin Islands Company, on July 13, 2011, the company changed its name to Borneo Resource Investments Ltd. See discussion in Note 2 Merger and Recapitalization.

Borneo’s mission is to develop a platform of prime quality energy assets in Borneo, Indonesia, one of the world largest areas of high grade thermal coal reserves, through acquisition of coal mining concessions and licenses with verified reserves and export potential. The Company, when presented with the opportunity to do so, will seek to acquire concessions in other regions of Indonesia. Further, Borneo is creating a trading platform for thermal coal concessions and individual coal deposits through arbitrage between Indonesia supply chains and major energy importing nations including India and China.

Kalimantan Province, situated in the island of Sumatra, Indonesia, is home to one of the richest deposits of steaming coal in the world. The Indonesian government has, for many years been awarding coal mining exploration and licenses to local indigenous groups. With strong relationships with local licensees, through two of its executive officers, the Company has created preferential access to these concession opportunities.

Interich acquired in exchange for Interich stock an 80% interest in PT Chaya Meratus Primecoal, an Indonesian limited liability company, which is the holder of the exclusive exploration and development rights concession for up to 6,000 hectares in the Tanjung Area Basin of South East Kalimantan. The Company will, with any available cash, perform geological tests to determine the feasibility of mining each concession.

The Company also acquired exclusive rights to an exploration IUP covering approximately 1,300 hectares in Kalimantan through a Memorandum of Understanding, dated October 7, 2011, with the concession holder PT Integra Prima Coal (the “Integra MOU”). Pursuant to the Integra MOU, the Company shall take over the exploration, exploitation and drilling on the IUP. The Company does not have any commitments under the Integra MOU until it decides to continue exploration and mining activities. At that time, the parties will negotiate a price for the IUP. The Company also signed other preliminary agreements with companies to acquire mining concessions. See discussion in Note 14 Subsequent Events.

The Company signed a Share Sale Purchase Pre-Contract Agreement, dated March 15, 2012 (the “Pre Contract Agreement”) to acquire 75% of PT Batubaraselaruas Sapta (“BSS”), which is the holder of a 93,000 hectare concession in the province of East Kalimantan, Indonesia, with a prospective area of 68,360 hectares. The Pre-Contract Agreement provides that it is only a Memorandum of Understanding prior to due diligence and the negotiation and execution of a Share Sale Purchase Agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$225,000,000 to acquire 75% of BSS. The initial payment of US$2,250,000, which the Company has not yet made, will provide the Company a 1% interest in BSS and guarantee exclusivity for the Company. The Company shall perform due diligence procedures on this property with any available funds.

The Company signed an Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Berkat Bumi Agreement”) to acquire 80% of PT Berkat Bumi Waigeo (“Berkat Bumi”), which is the holder of a 9,600 hectare concession in the West Papua Province (island of New Guinea), Indonesia. The Berkat Bumi Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$9,000,000 to acquire 80% of Berkat Bumi. The Company shall perform due diligence procedures on this property with any available funds.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS (Continued)

The Company signed an Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Masanggu Agreement”), to acquire 90% of PT Berkat Banua Masanggu (“Masanggu”), which is the holder of an 8,800 hectare concession in the South Kalimantan Province, Indonesia. The Masanggu Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$6,000,000 to acquire 90% of Masanggu. The Company shall perform due diligence procedures on this property with any available funds.

The Company is also negotiating with BT Bumi Energy Kalimantan (“BEK”) which is the holder of a 3,200 hectare mining concession in South East Kalimantan, Indonesia for the acquisition of BEK’s shares.

The Company’s strategy is to continue to acquire prime concessions and develop a “land bank” of assets to maximize the proven and probable reserves under management. It is the Company’s intention to select strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, financing of mine development will be largely achieved through structured, limited recourse project financing.

The Company’s year end is December 31.

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2012, the Company has accumulated losses of $2,496,651.

NOTE 2 - MERGER AND RECAPITALIZATION

In anticipation of the closing of the Interich transaction, described below, on July 13, 2011, the Company amended its Articles of Incorporation to effect a 100-to-1 reverse stock split of its issued and outstanding shares of common stock. In addition, the authorized number of shares of common stock was amended to authorize the Company to issue a total of 500,000,000 shares of capital stock, each with a par value of $0.001, which consists of 400,000,000 shares of common stock and 100,000,000 shares of preferred stock. Further, the Company changed its name from Aventura Resorts, Inc. to Borneo Resource Investments Ltd.

On August 1, 2011, the Company was merged with Interich via a merger subsidiary of the Company created for this transaction. The transaction has been accounted for as a reverse merger, and Interich is the acquiring company on the basis that Interich’s senior management became the entire senior management of the merged entity and there was a change of control of Borneo. In accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions, Interich was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of Borneo’s capital structure.

From its inception, on September 22, 2009, until the date of the transaction on August 11, 2011, Interich was an inactive dormant corporation with no significant assets or liabilities and, accordingly, comparative financial statements for the three and six months ended June 30, 2011 are presented with “-$0-. The historical financial statements are those of Interich, the accounting acquirer, immediately following the consummation of the reverse merger.

In connection with the merger, Borneo issued 60,178,073 restricted common shares to stockholders of Interich. The value of the stock that was issued to Interich’s equity holders was $60,178, the then fair value of the Company’s common stock. (See discussion Note 12 Related Party Transactions). In addition, $30,774 of convertible debt was exchanged for 6,154,860 “free trading” common shares of the Company. The issued and outstanding number of common shares subsequent to the closing and the exchange of convertible debt were 69,500,205.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 2 - MERGER AND RECAPITALIZATION (Continued)

In connection with the merger, existing stockholders retained 3,167,272 common shares. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

The total consideration paid was $60,178 and the significant components of the transaction are as follows:

Assets acquired:	$110
Concession	-
Liabilities assumed:	(31,944)
Net:	$(31,834)

Prior to the merger, the Company planned to develop real estate. The Company entered into several agreements to acquire resort properties but exhausted their assets before they could develop any property and decided to enter into the merger with Interich. The transaction is in substance as a capital transaction or deemed as a reverse recapitalization, rather than a business combination. Thus, no goodwill or other intangible assets have been recorded.

NOTE 3 - CONCESSION ACQUISITION

Interich acquired in exchange for Interich stock an 80% interest in PT Chaya Meratus Primecoal, an Indonesian limited liability company, which is the holder of the exclusive exploration and development rights concession for up to 6,000 hectares in the Tanjung Area Basin of South East Kalimantan. The Company will, with any available cash, perform geological tests to determine the feasibility of mining each concession.

The Company also acquired exclusive rights to an exploration IUP covering approximately 1,300 hectares in Kalimantan through a Memorandum of Understanding, dated October 7, 2011, with the concession holder PT Integra Prima Coal (the “Integra MOU”). Pursuant to the Integra MOU, the Company shall take over the exploration, exploitation and drilling on the IUP. The Company does not have any commitments under the Integra MOU until it decides to continue exploration and mining activities. At that time, the parties will negotiate a price for the IUP. The Company also signed other preliminary agreements with companies to acquire mining concessions. See discussion in Note 14 Subsequent Events.

The Company signed a Share Sale Purchase Pre-Contract Agreement, dated March 15, 2012 (the “Pre Contract Agreement”) to acquire 75% of PT Batubaraselaruas Sapta (“BSS”), which is the holder of a 93,000 hectare concession in the province of East Kalimantan, Indonesia, with a prospective area of 68,360 hectares. The Pre-Contract Agreement provides that it is only a Memorandum of Understanding prior to due diligence and the negotiation and execution of a Share Sale Purchase Agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$225,000,000 to acquire 75% of BSS. The initial payment of US$2,250,000, which the Company has not yet made, will provide the Company a 1% interest in BSS and guarantee exclusivity for the Company. The Company shall perform due diligence procedures on this property with any available funds.

The Company signed an Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Berkat Bumi Agreement”) to acquire 80% of PT Berkat Bumi Waigeo (“Berkat Bumi”), which is the holder of a 9,600 hectare concession in the West Papua Province (island of New Guinea), Indonesia. The Berkat Bumi Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$9,000,000 to acquire 80% of Berkat Bumi. The Company shall perform due diligence procedures on this property with any available funds.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 3 - CONCESSION ACQUISITION (Continued)

The Company signed an Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Masanggu Agreement”), to acquire 90% of PT Berkat Banua Masanggu (“Masanggu”), which is the holder of an 8,800 hectare concession in the South Kalimantan Province, Indonesia. The Masanggu Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$6,000,000 to acquire 90% of Masanggu. The Company shall perform due diligence procedures on this property with any available funds.

The Company is also negotiating with BT Bumi Energy Kalimantan (“BEK”) which is the holder of a 3,200 hectare mining concession in South East Kalimantan, Indonesia for the acquisition of BEK’s shares. In compliance with Indonesian regulations the Company, through Indonesian counsel, is filing a foreign investment approval application for all concession acquisitions in Indonesia.

NOTE 4 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the financial statements of Borneo and  its subsidiary (refer below table) are prepared to conform to accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions were eliminated in consolidation.

Interich’s operating activities did not begin until July 1, 2011, and therefore comparative financial statements for prior periods have not been presented.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for period ended June 30, 2012, are not necessarily indicative of the results that may be expected for future periods.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship

Borneo Resource Investments Limited	-	Corporation	Nevada	Parent
Interich International Limited	100%	Corporation	British Virgin Isl.	Holding Sub

Going Concern Uncertainties
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed  consolidated financial statement, the Company has incurred a deficit accumulated during the exploratory stage of $2,496,651 and used $395,026 in cash for operating activities for the six months ended June 30, 2012. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The accompanying unaudited condensed consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of unaudited condensed consolidated financial statements are as follows:

Revenue Recognition
The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period. Actual results could differ materially from the estimates.

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2012 and December 31, 2011, cash consists of a checking account and money market account held by financial institutions.

Employee Advances
Employee advances consist of advances to employees for general business purposes, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off. During the period ended June 30, 2012, all of the employee advances outstanding at December 31, 2011 were collected.

Mine Exploration and Development Costs
The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From September 22, 2009 (date of inception) through June 30, 2012, the Company had not incurred any mine development costs.

Mine Properties
The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties as of June 30, 2012.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as deferred officers’ compensation and stock compensation accounting versus tax differences.

Net Loss Per Share, basic and diluted
The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

Derivative Instruments
The Company accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

For the periods ended June 30, 2012 and December 31, 2011, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2012 and December 31, 2011.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2012 and December 31, 2011.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation and Comprehensive Income (Loss)
The functional currency of Interich is the Hong Kong Dollar (“HKD”). For financial reporting purposes, HKD were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in the consolidated results of operations. There has been no significant fluctuation in the exchange rate for the conversion of HKD to USD after the balance sheet date.

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six month period ended June 30, 2012, and for the period September 22, 2009 (date of inception) through June 30, 2012, consisted of net income and foreign currency translation adjustments.

Stock Based Compensation
The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of June 30, 2012 and December 31, 2011, the Company did not have any issued and outstanding stock options.

Concentration and Credit Risk
The Company’s principal operations are all carried out in Indonesia. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Indonesia, and by the general state of Indonesia’s economy. The Company’s operations in Indonesia are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from September 22, 2009 (date of inception) through June 30, 2012.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reliance on Key Personnel and Consultants
The Company employs three executive officers. The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Impact of New Accounting Standards
The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its unaudited condensed consolidated financial statements.

NOTE 6 - PRIVATE PLACEMENT OFFERING FOR CONVERTIBLE NOTES AND WARRANTS

In July 2011, the Company initiated a private placement offering under which Senior Secured Convertible Notes (“Notes”) and Common Stock Warrants (“Warrants”) will be issued. See discussion in Note 8 Convertible Notes Payable and Note 10 Warrants.

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, the Company is not in default as of June 30, 2012. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the Notes, the subscriber also receive a warrant to purchase shares of the Company’s common stock at an exercise price of $.30 per share that has an exercise date that expires two years from the date of the closing of the private placement offering.

The offering for Notes and Warrants closed in 2011. At the time of the closing of the private placement offering for Notes and Warrants, the Company had received $1,025,000.

NOTE 7 - PRIVATE PLACEMENT OFFERING FOR EQUITY

On November 17, 2011, the Company initiated a private placement offering under which it intends to sell 1,000,000 shares of the Company’s common stock for $1 per share. As of December 31, 2011, the company sold and issued 95,000 shares. Between December 31, 2011 and June 30, 2012, the Company had sold and issued an additional 180,000 shares, bringing the total sold and issued under the terms of this offering to 275,000 shares.  In July 2012, the Company sold and issued 100,000 shares under the terms of this offering.  See discussion Note 14 Subsequent Events.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable represents amounts received from unrelated lenders under the terms of the private placement offering for Senior Secured Convertible Notes (“Notes”). See discussion in Note 6 Private Placement Offering For Convertible Notes and Warrants.

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, the Company is not in default as of June 30, 2012. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the convertible notes, the subscriber to the private placement also received a two year warrant (i.e. 1,025,000 warrants), from the date of the closing of the private placement offering to purchase shares of the Company’s common stock at exercise price of $0.30 per share. At June 30, 2012 and December 31, 2011 convertible notes were comprised of the following:

	June 30, 2012	December 31, 2011

Senior Secured Convertible Promissory Note (net of unamortized debt discount of $110,016 at June 30, 2012 and $908,286 at December 31, 2011)	$219,984	$116,714
Less: Current portion	$(219,984)	$(116,714)
Long Term portion	$-	$-

The Notes have a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount will be amortized over the original one-year term of the Notes as additional interest expense. For the six months ended June 30, 2012 and for the year ended December 31, 2011, $798,270 and $116,714 respectively was amortized and shown as interest expense.

As of June 30, 2012, principal of $695,000 plus accrued interest of $41,057 had been converted to common stock by the terms of the notes.  Subsequent to June 30, 2012, principal of $225,000 plus accrued interest of $16,411 was converted to common stock by terms of the notes, leaving a principal balance remaining of $105,000. See discussion Note 14 Subsequent Events.

The fair value of the warrants was determined using the Black-Scholes pricing model, which values warrants based on the stock price at the grant date, the expected life of the warrant, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate of U.S. Treasuries over the expected life of the warrants. The assumptions used in the Black-Scholes pricing model for stock warrants granted during the year ended December 31, 2011 were as follows:

Fair Value of Common Stock	$1.00 – $2.25
Risk-Free Interest Rate	4.01% - 4.52%
Expected Volatility of Common Stock	317%
Dividend Yield	0%
Estimated life of warrants	2 Years

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 9 - CAPITAL STOCK

On July 13, 2011, the Company amended its Articles of Incorporation to effect a 100-to-1 reverse stock split of its issued and outstanding shares of common stock and concurrently increased its authorized shares to 500,000,000 shares of capital stock, each with a par value of $0.001, which consists of 400,000,000 shares of common stock and 100,000,000 shares of preferred stock. All share and per share amounts have been retroactively stated as if the split had occurred September 22, 2009.

Preferred Stock
The Company has authorized the issuance of 100,000,000 shares of preferred stock, with a par value of $0.001 per share. The Company’s Board of Directors has broad discretion to create one or more series of preferred stock and to determine the rights, preferences, and privileges of any such series.

As of June 30, 2012 and December 31, 2011, there were no shares of preferred stock issued and outstanding.

Common stock
The Company authorized the issuance of 400,000,000 shares of common stock, par value $0.001.

As of June 30, 2012 and December 31, 2011, respectively there were 72,228,737 and 69,595,205 shares of common stock issued and outstanding.

In August 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 60,178,073 shares of its common stock in exchange for 50,000 shares of Interich. See discussion Note 2 Merger and Recapitalization.

In August 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 6,154,860 shares of its common stock in exchange of settlement of old convertible notes payable of $30,775.

In December 2011, in connection with a private placement the Company sold and issued 95,000 shares of its common stock at $1.00 per share. See discussion Note 7 Private Placement Offering For Equity.

In January 2012, in connection with a private placement the Company sold and issued 80,000 shares of its common stock at $1.00 per share. See discussion Note 7 Private Placement Offering For Equity.

In May 2012, $695,000 plus accrued interest of $41,057 was converted to 2,453,532 shares of common stock by the terms of the convertible notes. See discussion Note 8 Convertible Notes Payable..

In June 2012, the Company sold and issued 100,000 shares under the terms of this offering. See discussion Note 7 Private Placement Offering For Equity.

In July 2012, the Company sold and issued 100,000 shares under the terms of this offering. See discussion Note 14 Subsequent Events.

In July 2012, $200,000 plus accrued interest of $14,773 was converted to 715,909 shares of common stock by the terms of the convertible notes. See discussion Note 8 Convertible Notes Payable and Note 14 Subsequent Events.

In August 2012, $25,000 plus accrued interest of $1,638 was converted to 88,796 shares of common stock by the terms of the convertible notes. See discussion Note 8 Convertible Notes Payable and Note 14 Subsequent Events.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 10 – WARRANTS

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2012 and December 31, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price

$0.30	1,025,000	1.33	$0.30	1,025,000	$0.30

Transactions involving the Company’s warrant issuance are summarized as follows:

Stock Warrants
Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2010	-	$-
Granted in 2011	1,025,000	0.30
Cancelled	-	-
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2012	1,025,000	$0.30

During the year ended December 31, 2011, the Company has issued 1,025,000 warrants to the Note holder (see discussion Note 6 Private Placement Offering For Convertible Notes and Warrants). During the six month period ended June 30, 2012 no warrants were cancelled, expired or were exercised. The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model. See discussion Note 6 Private Placement Offering For Convertible Notes and Warrants and Note 8 Convertible Notes Payable.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Mining Concessions
Interich acquired in exchange for Interich stock an 80% interest in PT Chaya Meratus Primecoal, an Indonesian limited liability company, which is the holder of the exclusive exploration and development rights concession for up to 6,000 hectares in the Tanjung Area Basin of South East Kalimantan. The Company will, with any available cash, perform geological tests to determine the feasibility of mining each concession.

The Company also acquired exclusive rights to an exploration IUP covering approximately 1,300 hectares in Kalimantan through a Memorandum of Understanding, dated October 7, 2011, with the concession holder PT Integra Prima Coal (the “Integra MOU”). Pursuant to the Integra MOU, the Company shall take over the exploration, exploitation and drilling on the IUP. The Company does not have any commitments under the Integra MOU until it decides to continue exploration and mining activities. At that time, the parties will negotiate a price for the IUP.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)]

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company signed a Share Sale Purchase Pre-Contract Agreement, dated March 15, 2012 (the “Pre Contract Agreement”) to acquire 75% of PT Batubaraselaruas Sapta (“BSS”), which is the holder of a 93,000 hectare concession in the province of East Kalimantan, Indonesia, with a prospective area of 68,360 hectares. The Pre-Contract Agreement provides that it is only a Memorandum of Understanding prior to due diligence and the negotiation and execution of a Share Sale Purchase Agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$225,000,000 to acquire 75% of BSS. The initial payment of US$2,250,000, which the Company has not yet made, will provide the Company a 1% interest in BSS and guarantee exclusivity for the Company. The Company shall perform due diligence procedures on this property with any available funds.

The Company signed an Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Berkat Bumi Agreement”) to acquire 80% of PT Berkat Bumi Waigeo (“Berkat Bumi”), which is the holder of a 9,600 hectare concession in the West Papua Province (island of New Guinea), Indonesia. The Berkat Bumi Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$9,000,000 to acquire 80% of Berkat Bumi. The Company shall perform due diligence procedures on this property with any available funds.

The Company signed an Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Masanggu Agreement”), to acquire 90% of PT Berkat Banua Masanggu (“Masanggu”), which is the holder of an 8,800 hectare concession in the South Kalimantan Province, Indonesia. The Masanggu Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$6,000,000 to acquire 90% of Masanggu. The Company shall perform due diligence procedures on this property with any available funds.

The Company is also negotiating with BT Bumi Energy Kalimantan (“BEK”) which is the holder of a 3,200 hectare mining concession in South East Kalimantan, Indonesia for the acquisition of BEK’s shares.

Operating leases
On August 17, 2011, Interich signed an office license agreement (rental agreement) for offices in Hong Kong. The agreement was terminated in March 2012. The deposit of HKD$39,518 which equals approximately $5,070 was applied to the last month, March 31, 2012.

On September 14, 2011, the Company signed an office rental agreement for its corporate offices in Bothell, Washington USA. The lease is month-to-month and the monthly rental is $300 per month. In addition the Company paid a deposit of $300.

On May 17, 2012, the Company signed an office rental agreement for offices in Hong Kong. The lease is for six months and the monthly rental is HKD$16,000 which equals approximately $2,100 per month. In addition the Company paid a deposit of HKD$16,000 which equals approximately $2,100.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting agreements
On August 1, 2011, the Company entered into a management agreement with OFS Capital Group (“OFS”). OFS has been retained to assist the Company in planning, managing, and conducting its business operations. The agreement has an initial term of two years, and the Company pays OFS $5,000 per month plus approved expenses. The Chief Executive Officer of the Company is a principal of OFS, and another principal of OFS is a significant shareholder in the Company. The agreement was terminated in July 2012.  See discussion Note 12 Related Party Transactions.

On November 1, 2011, the Company entered into Services Agreement with an independent Investor Relations consulting company. The initial term of the agreement is for six months and the company will pay $3,500 per month during the initial term. The agreement was amended on December 6, 2011 to shift the initial payment date to December and the due date of the last payment due on May 1, 2012. In addition, shares of the Company’s common stock were delivered to the consulting company by a shareholder of the Company.  The agreement was terminated in May 2012.

On November 1, 2011, the Company entered into a Contract for Services with an independent company to create and implement investor targeted materials. Under the terms of the contract the Company paid the initial $50,000 and, as amended on December 7, 2011, the Company is obligated to make two additional payments of $50,000 in January 2012 and February 2012.  The agreement was terminated in May 2012.

Litigation
From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

NOTE 12 - RELATED PARTY TRANSACTIONS

Mr. Nils Ollquist, the Company’s Chairman of the Board, Chief Executive Officer and President, was the largest shareholder of Interich prior to the Merger. Under the terms of the Merger, Mr. Ollquist was issued 27,080,133 restricted shares of Common Stock of Borneo. See discussion Note 2 Merger and Recapitalization. In addition, Mr. Ollquist is a principal of OFS Capital Group (“OFS”), a company that Borneo has retained under a management agreement for which Mr. Ollquist received no compensation. See discussion Note 11 Commitments and Contingencies.

Mr. Carlo Muaja, the Company’s Chief Operating Officer and a Director, was a shareholder of Interich prior to the Merger. Mr. Muaja was the principal shareholder of Meratus prior to Interich’s acquisition of an 80% interest in Meratus, and he received his shares in Interich as part of the transaction. See discussion Note 3 Concession Acquisitions. Under the terms of the Merger, Mr. Muaja was issued 15,044,518 restricted shares of Common Stock of Borneo.

Another principal of OFS was a shareholder of Interich prior to the Merger. Under the terms of the Merger, this individual was issued 18,053,422 restricted shares of Common Stock of Borneo. On August 1, 2011, the Company entered into a management agreement with OFS. OFS has been retained to assist the Company in planning, managing, and conducting its business operations. The agreement has an initial term of two years, and the Company pays OFS $5,000 per month plus approved expenses. Mr. Nil Ollquist is a principal of OFS, and another principal of OFS is a significant shareholder in the Company. Mr. Ollquist did not receive compensation under this agreement. The agreement was terminated in July 2012. See discussion Note 11 Commitments and Contingencies.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 13 – INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

At June 30, 2012, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2,462,000, which expires in the year 2030, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At June 30, 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2030	$2,462,000

Tax Asset	837,080
Less valuation allowance	(837,080)
Balance	$—

Net operating loss carry forwards June 30, 2012 (estimated)	$2,462,000
Balance	$2,462,000

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of June 30, 2012, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 13 – INCOME TAXES (Continued)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	34.0%
State income taxes and other	0.0%

Effective tax rate	34.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred Tax Asset: (Liability)

Net operating loss carry forward	$837,080
Subtotal	837,080
Valuation allowance	(837,080)

Net Deferred Tax Asset (Liability)	$-

NOTE 14 - SUBSEQUENT EVENTS

In July 2012 in connection with a private placement the Company sold and issued 100,000 shares of its common stock at $1.00 per share. See discussion Note 7 Private Placement Offering For Equity.

In July 2012, $200,000 plus accrued interest of $14,773 was converted to 715,909 shares of common stock by the terms of the convertible notes. See discussion Note 8 Convertible Notes Payable.

In August 2012, $25,000 plus accrued interest of $1,638 was converted to 88,796 shares of common stock by the terms of the convertible notes. See discussion Note 8 Convertible Notes Payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Form 10-Q contains “forward-looking statements.” Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;
•	the price of coal;
•	a change in the estimate of coal on our concessions;
•	an inability to extract the coal reserves;
•	changes in Indonesian law; and
•	other risks and uncertainties related to mining and our business strategy.

This list is not exhaustive of the factors that may affect our forward-looking statements. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Business Development

Borneo Resource Investments Ltd., (“Borneo” or the “Company”) was organized on June 14, 2004 under the laws of the State of Nevada as “Acme Entertainment, Inc.” On July 21, 2005, the Company changed its name to “INQB8, Inc.” On November 4, 2005, in connection with a merger with Aventura Resorts, Inc., a privately held Washington company, the Company changed its name to “Aventura Resorts, Inc.” (“Aventura”).

Aventura’s business plan was to develop upscale resort communities for motorhome owners. The Company entered into several agreements to acquire resort properties. With the banking crisis in the United States and the downturn in real estate values, however, the Company was unable to complete either the attempted bank financing or equity transaction to complete the contemplated purchases.

On July 13, 2011, in anticipation of the merger, described below, with Interich International Limited (“Interich”), a British Virgin Islands Company, the Company changed its name to Borneo Resource Investments Ltd. On August 1, 2011 (the “Merger Date”), the Company was merged with Interich via a merger subsidiary the Company created for this transaction. From its inception, on September 22, 2009 until the date of the transaction, Interich was an inactive corporation with no significant assets or liabilities. The transaction has been accounted for as a reverse merger, and Interich is the acquiring company on the basis that Interich’s senior management became the entire senior management of the merged entity and there was a change of control of Borneo. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of Borneo’s capital structure.

In anticipation of the closing of the Interich transaction, on July 13, 2011, the Company amended its Articles of Incorporation to effect a 100-to-1 reverse stock split of its issued and outstanding shares of common stock. As a result of the reverse stock split, the Company had 3,167,269 shares outstanding before the merger. In addition, the authorized number of shares of common stock was amended to authorize the Company to issue a total of 500,000,000 shares of capital stock, each with a par value of $0.001, which consists of 400,000,000 shares of common stock and 100,000,000 shares of preferred stock.

In connection with the merger, Borneo issued 60,178,073 restricted common shares to stockholders of Interich. In addition, holders of convertible debt exchanged their notes for 6,154,860 of the Company’s common shares. The issued and outstanding number of common shares subsequent to the merger and the exchange of convertible debt was 69,500,205.

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2012, the Company has accumulated losses of $2,496,651.

Our principal executive offices are located at 19125 North Creek Parkway, Suite 120, Bothell, Washington, 98011 and our telephone number is (425) 329-2622.

Our Business

Borneo’s mission is to develop a platform of prime quality energy assets in Borneo, Indonesia, one of the world largest areas of high grade thermal coal reserves, through acquisition of coal mining concessions and licenses. The Company, when presented with the opportunity to do so, will seek to acquire concessions in other regions of Indonesia. Further, Borneo is creating a trading platform for thermal coal concessions and individual coal deposits through arbitrage between Indonesia supply chains and major energy importing nations including India and China.

Kalimantan Province, situated in the island of Sumatra, Indonesia, is home to one of the richest deposits of steaming coal in the world. The Indonesian government has, for many years been awarding coal mining exploration and licenses to local indigenous groups. With strong connections to local licensees, through two of its executive officers, the Company has created preferential access to these concession opportunities.

Mining Concessions

Borneo has entered into agreements, primarily letters of intent and agreements of understanding, with concession holders in the Indonesian region. Borneo will, with any available cash, perform geological tests to determine the feasibility of mining each concession. If mining is feasible, Borneo may enter into a partnership to mine the concession or sell the concession to a mining company. None of the agreements entered into by Borneo require it to make any expenditures or payments. Each of the agreements call for further negotiations among the parties.

Prior to the merger between Borneo and Interich, Interich acquired in exchange for Interich stock an 80% interest in PT Chaya Meratus Primecoal, an Indonesian limited liability company, which is the holder of the exclusive exploration and development rights concession for up to 6,000 hectares in the Tanjung Area Basin of South East Kalimantan. Borneo will, with any available cash, perform geological tests to determine the feasibility of mining each concession.

Borneo also acquired exclusive rights to an exploration IUP covering approximately 1,300 hectares in Kalimantan through a Memorandum of Understanding, dated October 7, 2011, with the concession holder PT Integra Prima Coal (the “Integra MOU”). Pursuant to the Integra MOU, Borneo shall take over the exploration, exploitation and drilling on the IUP. Borneo does not have any commitments under the Integra MOU until it decides to continue exploration and mining activities. At that time, the parties will negotiate a price for the IUP.

Borneo signed a Share Sale Purchase Pre-Contract Agreement, dated March 15, 2012 (the “Pre Contract Agreement”) to acquire 75% of PT Batubaraselaruas Sapta (“BSS”), which is the holder of a 93,000 hectare concession in the province of East Kalimantan, Indonesia, with a prospective area of 68,360 hectares. The Pre-Contract Agreement provides that it is only a Memorandum of Understanding prior to due diligence and the negotiation and execution of a Share Sale Purchase Agreement. Under the terms of the Pre-Contract Agreement, Borneo will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$225,000,000 to acquire 75% of BSS. The initial payment of US$2,250,000, which Borneo has not yet made, will provide Borneo a 1% interest in BSS and guarantee exclusivity for Borneo. Borneo shall perform due diligence procedures on this property with any available funds.

Borneo signed an Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Berkat Bumi Agreement”) to acquire 80% of PT Berkat Bumi Waigeo (“Berkat Bumi”), which is the holder of a 9,600 hectare concession in the West Papua Province (island of New Guinea), Indonesia. The Berkat Bumi Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, Borneo will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$9,000,000 to acquire 80% of Berkat Bumi. Borneo shall perform due diligence procedures on this property with any available funds.

Borneo signed an Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Masanggu Agreement”), to acquire 90% of PT Berkat Banua Masanggu (“Masanggu”), which is the holder of an 8,800 hectare concession in the South Kalimantan Province, Indonesia. The Masanggu Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, Borneo will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$6,000,000 to acquire 90% of Masanggu. Borneo shall perform due diligence procedures on this property with any available funds.

Borneo is also negotiating with BT Bumi Energy Kalimantan (“BEK”) which is the holder of a 3,200 hectare mining concession in South East Kalimantan, Indonesia for the acquisition of BEK’s shares.

Other than the agreement with respect to PT Chaya Meratus Primecoal because the above agreements (the “Letters of Intent”) (1) do not obligate the Company to purchase or lease the property in question, (2) do not specify a purchase or lease price and (3) do not specify a time at which any purchase or lease must be made. The Company’s strategy is to continue to acquire prime concessions and develop a “land bank” of assets to buy and sell assets and mine coal with strategic partners. It is the Company’s intention to select strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, financing of mine development will be largely achieved through structured, limited recourse project financing. The Company may not enter into any definitive agreements concerning the properties listed above.

Much of the coal mined in Indonesia is exported to China. China's Indonesian coal imports are expected to reach 52 million metric tonnes in 2012, a rise of 20% on the 42.9 million metric tonnes of coal exported by Indonesia to China in 2010, according to Indonesian Coal Mining Association (“ICMA”). Indonesian coal exports to China have expanded at a rapid rate since registering at 1.4 million metric tonnes in 2004. Indonesia produced 325 million metric tonnes of coal in 2010, of which 265 million metric tonnes was exported and 60 million metric tonnes sold for domestic consumption. This information is public information developed by the ICMA and we did not pay anything for receipt of this information.

The Company’s strategy is to continue to acquire prime concessions and develop a “land bank” of assets to buy and sell assets and mine coal with strategic partners.  It is the Company’s intention to select strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, financing of mine development will be largely achieved through structured, limited recourse project financing.

Competitive Factors

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties or properties containing coal reserves. Many of these companies have greater financial resources, operational experience and technical capabilities than us. It is our goal to develop a “land bank” of assets to buy and sell assets and mine coal with strategic partners . This will allow us to source coal from our properties to purchasers quickly and efficiently. It is the Company’s intention to select strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, financing of mine development will be largely achieved through structured, limited recourse project financing. By working with select strategic partners and using limited recourse project financing, we anticipate we will be able to compete with larger companies with greater resources.

RESULTS OF OPERATIONS

We had no revenues for the three months and six months ended June 30, 2012 and 2011. The Company was dormant all of during the period ended June 30, 2011. Accordingly, period to period comparisons are not meaningful. We reported a net loss of $876,927 and $1,392,885 during the three and six months ended June 30, 2012 respectively.

The following chart summarizes operating expenses and other income and expenses for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

General and administrative expenses	$237,855	$558,674
Amortization of debt discount	$623,198	$798,270
Net interest expense	$15,874	$35,941

General and administrative expenses were $237,855 for the three months ended June 30, 2012 and $558,674 for the six months ended June 30, 2012. General and administrative consisted primarily of compensation for our officers and consultants.

During the three and six months ended June 30, 2012, $623,198 and 798,270 of discount expense was amortized.

Liquidity and Capital Resources

Cash Flows for the six months ended June 30, 2012

On June 30, 2012, we had a working capital deficit of $369,289 and stockholders’ deficit of $366,471. We had cash equivalents of $16,539. Cash used in operating activities was $395,026 for the six months ended June 30, 2012 which was the result of a net loss of $1,392,885 principally offset by a non-cash amortization of deferred debt discount on our convertible notes of $798,269. Cash provided by financing activities for the six months ended June 30, 2012 was $180,000 from the sale of our common stock.

The convertible notes (the “Notes”) have a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $649,429 and $375,571 was assigned to beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount will be amortized over the original one-year term of the Notes as additional interest expense.

During June 2012, principal of $695,000 of the Notes plus accrued interest of $41,057 was converted into 2,453,532 shares of common stock as provided by the terms of the Notes at $0.30 per share, reducing the aggregate outstanding principal of the Notes to $330,000.  In July 2012, $200,000 plus accrued interest of $14,773 was converted to 715,909 shares of common stock by the terms of the convertible notes and, in August 2012, $25,000 plus accrued interest of $1,638 was converted to 88,796 shares of common stock by the terms of the convertible notes. See discussion Note 8 Convertible Notes Payable.

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2011, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern. The general business strategy of the Company is to explore and research existing mineral properties and to potentially acquire further claims either directly or through the acquisition of operating entities. The continued operations of the Company depends upon the recoverability of mineral property reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development of these claims and upon the future profitable production of the claims. While the Company has enough cash to pay all expenses for the next three months, there continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. Management intends to raise additional capital through share issuances to continue its operations and finance its exploration although there can be no assurance that management will be successful in these efforts. Other than the sale of securities, the Company does not have any lines of credit or other arrangements to provide an external source of additional funding at this time. The Company plans to sell coal from the mining concession under an arrangement with PT Integra Prima Coal. This mining concession has significant quantities of surface and "outcrop" coal that the Company will be able to access with relatively low infrastructure and production costs. There is no guarantee, however, that the Company will be able to generate revenue or reach an agreement with PT Integra Prima Coal to allow the Company to harvest and sell such coal.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has incurred a net loss accumulated during the exploratory stage of $2,461,650, used $1,258,572 used in cash for operating activities as of June 30, 2012. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

The Company does not have the funds to make any commitments on its Letters of Intent. The Company’s strategy is to continue to acquire prime concessions and develop a “land bank” of assets to buy and sell assets and mine coal with strategic partners. It is the Company’s intention to select strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, financing of mine development will be largely achieved through structured, limited recourse project financing. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business and will only pursue its business strategy if they are able to obtain a business partner or other sources of financing. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

Commitments

Borneo has entered into agreements, primarily letters of intent and agreements of understanding, with concession holders in the Indonesian region. Borneo will, with any available cash, perform geological tests to determine the feasibility of mining each concession. If mining is feasible, Borneo may enter into a partnership to mine the concession or sell the concession to a mining company. None of the agreements entered into by Borneo require it to make any expenditures or payments. Each of the agreements call for further negotiations among the parties.

Prior to the merger between Borneo and Interich, Interich acquired in exchange for Interich stock an 80% interest in PT Chaya Meratus Primecoal, an Indonesian limited liability company, which is the holder of the exclusive exploration and development rights concession for up to 6,000 hectares in the Tanjung Area Basin of South East Kalimantan. Borneo will, with any available cash, perform geological tests to determine the feasibility of mining each concession.

Borneo also acquired exclusive rights to an exploration IUP covering approximately 1,300 hectares in Kalimantan through a Memorandum of Understanding, dated October 7, 2011, with the concession holder PT Integra Prima Coal (the “Integra MOU”). Pursuant to the Integra MOU, Borneo shall take over the exploration, exploitation and drilling on the IUP. Borneo does not have any commitments under the Integra MOU until it decides to continue exploration and mining activities. At that time, the parties will negotiate a price for the IUP.

Borneo signed a Share Sale Purchase Pre-Contract Agreement, dated March 15, 2012 (the “Pre Contract Agreement”) to acquire 75% of PT Batubaraselaruas Sapta (“BSS”), which is the holder of a 93,000 hectare concession in the province of East Kalimantan, Indonesia, with a prospective area of 68,360 hectares. The Pre-Contract Agreement provides that it is only a Memorandum of Understanding prior to due diligence and the negotiation and execution of a Share Sale Purchase Agreement. Under the terms of the Pre-Contract Agreement, Borneo will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$225,000,000 to acquire 75% of BSS. The initial payment of US$2,250,000, which Borneo has not yet made, will provide Borneo a 1% interest in BSS and guarantee exclusivity for Borneo. Borneo shall perform due diligence procedures on this property with any available funds.

Borneo signed an Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Berkat Bumi Agreement”) to acquire 80% of PT Berkat Bumi Waigeo (“Berkat Bumi”), which is the holder of a 9,600 hectare concession in the West Papua Province (island of New Guinea), Indonesia. The Berkat Bumi Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, Borneo will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$9,000,000 to acquire 80% of Berkat Bumi. Borneo shall perform due diligence procedures on this property with any available funds.

Borneo signed an Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Masanggu Agreement”), to acquire 90% of PT Berkat Banua Masanggu (“Masanggu”), which is the holder of an 8,800 hectare concession in the South Kalimantan Province, Indonesia. The Masanggu Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, Borneo will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$6,000,000 to acquire 90% of Masanggu. Borneo shall perform due diligence procedures on this property with any available funds.

Borneo is also negotiating with BT Bumi Energy Kalimantan (“BEK”) which is the holder of a 3,200 hectare mining concession in South East Kalimantan, Indonesia for the acquisition of BEK’s shares.

Other than the agreement with respect to PT Chaya Meratus Primecoal because the above agreements (the “Letters of Intent”) (1) do not obligate the Company to purchase or lease the property in question, (2) do not specify a purchase or lease price and (3) do not specify a time at which any purchase or lease must be made. The Company’s strategy is to continue to acquire prime concessions and develop a “land bank” of assets to buy and sell assets and mine coal with strategic partners. It is the Company’s intention to select strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, financing of mine development will be largely achieved through structured, limited recourse project financing. The Company may not enter into any definitive agreements concerning the properties listed above.

Financing

From October 2011 to December 2011, the Company sold and issued convertible notes (the “Notes”) and warrants to accredited investors. The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, the Company is not in default as of June 30, 2012. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the Notes, the subscriber also received a warrant to purchase shares of the Company’s common stock at an exercise price of $.30 per share that has an exercise date that expires two years from the date of the closing of the private placement offering. The Company received $1,025,000 for the sale of $1,025,000 in principal amount of notes and issued 1,025,000 warrants in connection with this private placement.

The second private placement was for the sale of common stock. On November 17, 2011, the Company initiated a private placement offering under which it intends to sell 1,000,000 shares of the Company’s common stock for $1 per share. As of December 31, 2011, the company sold and issued 95,000 shares. Between December 31, 2011 and the date of this report, the Company had sold and issued an additional 280,000 shares, bringing the total sold and issued under the terms of this offering to 375,000 shares.

On November 1, 2011, the Company entered into Services Agreement with an independent Investor Relations consulting company. The initial term of the agreement is for six months and the company will pay $3,500 per month during the initial term. The agreement was amended on December 6, 2011 to shift the initial payment date to December and the due date of the last payment due on May 1, 2012. In addition, shares of the Company’s common stock were delivered to the consulting company by a shareholder of the Company. On November 1, 2011, the Company also entered into a Contract for Services with an independent company to create and implement investor targeted materials. Under the terms of the contract the Company paid the initial $50,000 and, as amended on December 7, 2011, the Company made two additional payments of $50,000 in January 2012 and February 2012. Both of these contracts have terminated.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amount of revenue and expenses during the reported period. Actual results could differ materially from the estimates.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2012 and December 31, 2011 cash consists of a checking account and money market account held by financial institutions.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From September 22, 2009 (date of inception) through June 30, 2012, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties as of June 30, 2012.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as deferred officers’ compensation and stock compensation accounting versus tax differences.

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic loss per share has been computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Interich is the Hong Kong Dollar (“HKD”). For financial reporting purposes, HKD were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in the consolidated results of operations. There has been no significant fluctuation in the exchange rate for the conversion of HKD to USD after the balance sheet date.

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three and six month period ended June 30, 2012, and for the period September 22, 2009 (date of inception) through June 30, 2012, consisted of net income and foreign currency translation adjustments.

Concentration and Credit Risk

The Company’s principal operations are all carried out in Indonesia. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Indonesia, and by the general state of Indonesia’s economy. The Company’s operations in Indonesia are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Impact of New Accounting Standards

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•
disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2012 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Resources: We had one full-time employee in finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions and prepare, review and submit SEC filings in a timely manner.

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2012, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between December 31, 2011 and June 30, 2012, the Company had sold and issued an additional 180,000 shares, bringing the total sold and issued under the terms of this offering to 275,000 shares.  In July 2012, the Company sold and issued 100,000 shares under the terms of this offering.

As of June 30, 2012, principal of $695,000 of our Convertible Notes plus accrued interest of $41,057 had been converted to common stock by the terms of the notes.  Subsequent to June 30, 2012, principal of $225,000 plus accrued interest of $16,411 was converted to common stock by terms of the notes, leaving a principal balance remaining of $105,000.

The issuances were not public offerings based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each offeree was an “accredited investor,” (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued. There no underwriter used in any transaction. The proceeds from the private offerings will be used for working capital, general corporate expenses and the acquisition and exploration of properties. No underwriters were used for any offering.  All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D or Rule 903 of Regulation S.  Cash proceeds raised will be used for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of August, 2012.

BORNEO RESOURCE INVESTMENTS LTD.

By:	/s/ Nils A. Ollquist
NILS A. OLLQUIST
Chief Executive Officer