Form 10-Q
period 2012-09-30
Borneo Resource Investments Ltd.
filed 2012-11-14
CIK 1355732

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2012

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

There were 73,133,442 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 12, 2012.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the period from September 22, 2009 (date of inception) through September 30, 2012 (unaudited)	2
	Condensed Consolidated Statement of Stockholder’s Equity (Deficit) for the period September 22, 2009 (date of inception) through September 30, 2012 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period from September 22, 2009 (date of inception) through September 30, 2012 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32

PART II

Item 1.	Legal Proceedings	34
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
SIGNATURES		36

PART I

ITEM 1. FINANCIAL STATEMENTS

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$8,466	$231,565
Restricted cash	-	39,980
Employee advances	-	10,773
Total current assets	8,466	282,318

Other assets:
Deposits	2,818	5,416
Total other assets	2,818	5,416

Total assets	$11,284	$287,734

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$197,182	$60,666
Convertible notes payable net of deferred debt discount $10,831 and $908,286 as of September 30, 2012 and December 31, 2011 respectively	64,169	116,714
Promissory notes	10,012	0
Total current liabilities	271,363	177,380

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock; $0.001 par value; 100,000,000 shares authorized, none issued and outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized, 73,235,459 and 69,595,205 shares issued and outstanding as of September 30, 2012, and December 31, 2011 respectively	73,236	69,595
Additional paid in capital	2,428,961	1,144,525
Deficit accumulated during the exploratory stage	(2,762,276)	(1,103,766)
Total stockholders' equity (deficit)	(260,079)	110,354

Total liabilities and stockholders' equity (deficit)	$11,284	$287,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		For the period September 22, 2009 (date of inception) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012
OPERATING EXPENSES:
Selling, general and administrative	$164,540	$232,118	$723,214	$232,118	$1,644,858

Total operating expenses	164,540	232,118	723,214	232,118	1,644,858

Loss from operations	164,540	232,118	723,214	232,118	1,644,858

OTHER INCOME (EXPENSE):
Interest income	-	-	6	-	119
Interest expense	(1,899)	(10,169)	(37,846)	(10,169)	(68,366)
Amortization of debt discount	(99,186)	-	(897,456)	-	(1,014,170)

Loss before provision for income taxes	(265,625)	(242,287)	(1,658,510)	(242,287)	(2,727,275)

Provision for income taxes:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
Total income taxes	-	-	-	-	-

NET LOSS	$(265,625)	$(242,287)	$(1,658,510)	$(242,287)	$(2,727,275)

Net loss per common share (basic and fully diluted)	$(0.004)	$(0.004)	$(0.023)	$(0.004)

Weighted average number of common shares outstanding, basic and fully diluted	72,839,028	61,742,454	70,865,474	61,742,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period September 22, 2009 (date of Inception) through September 30, 2012 (Unaudited)

	Common stock		Additional Paid in	(Deficit) Accumulated During Exploratory
	Shares	Amount	Capital	Stage	Total

Balance at the date of inception, September 22, 2009	-	$-	$-	$-	$-
Issuance of common stock in September 2009 @$0.001 per share for services to founder	60,178,073	60,178	-	(60,178)	-
Balance, December 31, 2009	60,178,073	60,178	-	(60,178)	-
Net loss for the period ended December 31, 2010	-	-	-	-	-
Balance, December 31, 2010	60,178,073	60,178	-	(60,178)	-
Issuance of common stock in August 2011 @ $0.001 per share for acquisition of Interich International Limited	3,167,272	3,167	-	(3,167)	-
Net Payables, debt and cash acquired	-	-	-	(31,834)	(31,834)
Issuance of common stock in August 2011 @ $0.005 per share on conversion of debt	6,154,860	6,155	24,620	-	30,775
Issuance of common stock for cash in December 2011 @ $1.00 per share	95,000	95	94,905		95,000
Beneficiary conversion feature on convertible notes & warrants	-	-	1,025,000	-	1,025,000
Net loss for the period ended December 31, 2011	-	-	-	(1,008,587)	(1,008,587)
Balance, December 31, 2011	69,595,205	69,595	1,144,525	(1,103,766)	110,354
Issuance of common stock for cash in January 2012 @ $1.00 per share	80,000	80	79,920		80,000
Issuance of common stock in May 2012 @ $0.30 per share on conversion of debt & accrued interest	2,453,532	2,454	733,606		736,060
Issuance of common stock for cash in June 2012 @ $1.00 per share	100,000	100	99,900		100,000
Issuance of common stock in July 2012 @ $0.30 per share on conversion of debt & accrued interest	715,909	716	214,057		214,773
Issuance of common stock for cash in July 2012 @ $1.00 per share	100,000	100	99,900		100,000
Issuance of common stock in August 2012 @ $0.30 per share on conversion of debt & accrued interest	190,813	191	57,053		57,244
Net loss for the period ended September 30, 2012	-	-	-	(1,658,510)	(1,658,510)
Balance, September 30, 2012	73,235,459	$73,236	$2,428,961	$(2,762,276)	$(260,079)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		For the period September 22, 2009 (date of inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,658,510)	$(242,287)	$(2,727,275)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of deferred debt discount on convertible notes	897,455	-	1,014,169
Non-cash expenses	-	-	25,000
Common stock issued in exchange for services	-		60,178
Changes in operating assets and liabilities:
Employee advances	10,773	(5,902)	-
Deposits and restricted cash	42,578	(176,776)	(2,818)
Accounts payable and accrued interest	194,605	10,869	254,101
Net cash used in operating activities	(513,099)	(414,096)	(1,376,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger transaction	-	111	111
Net cash provided by investing activities	-	111	111

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	835,000	1,000,000
Proceeds from promissory notes	10,000	-	10,000
Proceeds from the sale of common stock	280,000	-	375,000
Net cash provided by financing activities	290,000	835,000	1,385,000

Net (decrease) increase in cash and cash equivalents	(223,099)	421,015	8,466

Cash and cash equivalents at beginning of period	231,565	-	-

Cash and cash equivalents at end of period	$8,466	$421,015	$8,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,495	$-	$5,495
Cash paid during the period for income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to the shareholders of Interich International Limited	$-	$3,167	$3,167
Liabilities assumed on merger	$-	$31,834	$31,834
Common stock issued for conversion of notes payable and accrued interest	$1,008,077	$-	$1,008,077
Beneficial conversion feature on convertible notes & warrants	$-	$-	$1,025,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
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

Borneo’s mission is to develop a platform of prime quality energy assets in Borneo, Indonesia, one of the world largest areas of high grade thermal coal reserves, through acquisition of coal mining concessions and licenses with verified reserves and export potential.   Currently, the Company holds only one coal mining concession acquired by Interich from PT Chaya Meratus Primecoal.

The Company, when presented with the opportunity to do so, will seek to acquire concessions in other regions of Indonesia.  With the exception of the one concession mentioned above, the company has only entered into memorandums of understanding or letters of intent with concession holders that are not legally binding on either the concession holder or the Company until the parties enter into definitive agreements which will require the company to pay fees and conduct due diligence. Upon entering into agreements to acquire concessions, the Company will market the properties to mining companies and other interested parties.

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

Interich acquired in exchange for Interich stock an 80% interest in PT Chaya Meratus Primecoal, an Indonesian limited liability company, which is the holder of the exclusive exploration and development rights concession for up to 6,000 hectares in the Tanjung Area Basin of South East Kalimantan. The Company may, with any available cash, perform geological tests to determine the feasibility of mining the PT Chaya Meratus Primecoal concession.

The Company also entered into a non-binding agreement relating to the rights to an exploration IUP covering approximately 1,300 hectares in Kalimantan through a Memorandum of Understanding, dated October 7, 2011, with the concession holder PT Integra Prima Coal (the “Integra MOU”). Pursuant to the Integra MOU, the Company shall take over the exploration, exploitation and drilling on the IUP. The Company does not have any commitments under the Integra MOU until it decides to continue exploration and mining activities. At that time, the parties will negotiate a price for the IUP. The Company also signed other preliminary agreements with companies to acquire mining concessions. See discussion in Note 14 Subsequent Events.

The Company signed a non-binding Share Sale Purchase Pre-Contract Agreement, dated March 15, 2012 (the “Pre Contract Agreement”) to acquire 75% of PT Batubaraselaruas Sapta (“BSS”), which is the holder of a 93,000 hectare concession in the province of East Kalimantan, Indonesia, with a prospective area of 68,360 hectares. The Pre-Contract Agreement provides that it is only a Memorandum of Understanding prior to due diligence and the negotiation and execution of a Share Sale Purchase Agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$225,000,000 to acquire 75% of BSS. The initial payment of US$2,250,000, which the Company has not yet made, will provide the Company a 1% interest in BSS and guarantee exclusivity for the Company. The Company shall perform due diligence procedures on this property with any available funds.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS (Continued)

The Company signed a non-binding Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Berkat Bumi Agreement”) to acquire 80% of PT Berkat Bumi Waigeo (“Berkat Bumi”), which is the holder of a 9,600 hectare concession in the West Papua Province (island of New Guinea), Indonesia. The Berkat Bumi Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$9,000,000 to acquire 80% of Berkat Bumi. The Company shall perform due diligence procedures on this property with any available funds.

The Company signed a non-binding Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Masanggu Agreement”), to acquire 90% of PT Berkat Banua Masanggu (“Masanggu”), which is the holder of an 8,800 hectare concession in the South Kalimantan Province, Indonesia. The Masanggu Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$6,000,000 to acquire 90% of Masanggu. The Company shall perform due diligence procedures on this property with any available funds.

The Company is also negotiating with BT Bumi Energy Kalimantan (“BEK”) which is the holder of a 3,200 hectare mining concession in South East Kalimantan, Indonesia for the acquisition of BEK’s shares.

The Company’s strategy is to acquire coal concessions and develop a “land bank” of assets to maximize the proven and probable reserves under management. It is the Company’s intention to select strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, financing of mine development will be largely achieved through structured, limited recourse project financing.

The Company’s year end is December 31.

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2012, the Company has accumulated losses of $2,762,276.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

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

From its inception, on September 22, 2009, until the date of the transaction on August 11, 2011, Interich was an inactive dormant corporation with no significant assets or liabilities.  The historical financial statements are those of Interich, the accounting acquirer, immediately following the consummation of the reverse merger.

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

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 3 - CONCESSION ACQUISITION

Interich acquired in exchange for Interich stock an 80% interest in PT Chaya Meratus Primecoal, an Indonesian limited liability company, which is the holder of the exclusive exploration and development rights concession for up to 6,000 hectares in the Tanjung Area Basin of South East Kalimantan. The Company may, with any available cash, perform geological tests to determine the feasibility of mining the PT Chaya Meratus Primecoal concession.

The Company also entered into a non-binding agreement relating to the rights to an exploration IUP covering approximately 1,300 hectares in Kalimantan through a Memorandum of Understanding, dated October 7, 2011, with the concession holder PT Integra Prima Coal (the “Integra MOU”). Pursuant to the Integra MOU, the Company shall take over the exploration, exploitation and drilling on the IUP. The Company does not have any commitments under the Integra MOU until it decides to continue exploration and mining activities. At that time, the parties will negotiate a price for the IUP. The Company also signed other preliminary agreements with companies to acquire mining concessions. See discussion in Note 14 Subsequent Events.

The Company signed a non-binding Share Sale Purchase Pre-Contract Agreement, dated March 15, 2012 (the “Pre Contract Agreement”) to acquire 75% of PT Batubaraselaruas Sapta (“BSS”), which is the holder of a 93,000 hectare concession in the province of East Kalimantan, Indonesia, with a prospective area of 68,360 hectares. The Pre-Contract Agreement provides that it is only a Memorandum of Understanding prior to due diligence and the negotiation and execution of a Share Sale Purchase Agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$225,000,000 to acquire 75% of BSS. The initial payment of US$2,250,000, which the Company has not yet made, will provide the Company a 1% interest in BSS and guarantee exclusivity for the Company. The Company shall perform due diligence procedures on this property with any available funds.

The Company signed a non-binding Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Berkat Bumi Agreement”) to acquire 80% of PT Berkat Bumi Waigeo (“Berkat Bumi”), which is the holder of a 9,600 hectare concession in the West Papua Province (island of New Guinea), Indonesia. The Berkat Bumi Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$9,000,000 to acquire 80% of Berkat Bumi. The Company shall perform due diligence procedures on this property with any available funds.

The Company signed a non-binding Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Masanggu Agreement”), to acquire 90% of PT Berkat Banua Masanggu (“Masanggu”), which is the holder of an 8,800 hectare concession in the South Kalimantan Province, Indonesia. The Masanggu Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$6,000,000 to acquire 90% of Masanggu. The Company shall perform due diligence procedures on this property with any available funds.

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
September 30, 2012
(Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for period ended September 30, 2012, are not necessarily indicative of the results that may be expected for future periods.

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

Interich’s operating activities did not begin until July 1, 2011.

Going Concern Uncertainties
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has incurred a deficit accumulated during the exploratory stage of $2,762,276 and used $513,099 in cash for operating activities for the nine months ended September 30, 2012. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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
September 30, 2012
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

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011, cash consists of a checking account and money market account held by financial institutions.

Employee Advances
Employee advances consist of advances to employees for general business purposes, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off. During the period ended September 30, 2012, all of the employee advances outstanding at December 31, 2011 were collected.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mine Exploration and Development Costs
The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From September 22, 2009 (date of inception) through September 30, 2012, the Company had not incurred any mine development costs.

Mine Properties
The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties as of September 30, 2012.

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
September 30, 2012
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the periods ended September 30, 2012 and December 31, 2011, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2012 and December 31, 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2012 and December 31, 2011.

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine month period ended September 30, 2012, and for the period September 22, 2009 (date of inception) through September 30, 2012, consisted of net income and foreign currency translation adjustments.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of September 30, 2012 and December 31, 2011, the Company did not have any issued and outstanding stock options.

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

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from September 22, 2009 (date of inception) through September 30, 2012.

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
September 30, 2012
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, the Company is not in default as of September 30, 2012. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the Notes, the subscriber also receive a warrant to purchase shares of the Company’s common stock at an exercise price of $.30 per share that has an exercise date that expires two years from the date of the closing of the private placement offering.

The offering for Notes and Warrants closed in 2011. At the time of the closing of the private placement offering for Notes and Warrants, the Company had received $1,025,000.

NOTE 7 - PRIVATE PLACEMENT OFFERING FOR EQUITY

On November 17, 2011, the Company initiated a private placement offering under which it intends to sell 1,000,000 shares of the Company’s common stock for $1 per share. As of December 31, 2011, the company sold and issued 95,000 shares. Between December 31, 2011 and September 30, 2012, the Company had sold and issued an additional 280,000 shares, bringing the total sold and issued under the terms of this offering to 375,000 shares.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable represents amounts received from unrelated lenders under the terms of the private placement offering for Senior Secured Convertible Notes (“Notes”). See discussion in Note 6 Private Placement Offering For Convertible Notes and Warrants.

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, the Company is not in default as of September 30, 2012. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the convertible notes, the subscriber to the private placement also received a two year warrant (i.e. 1,025,000 warrants), from the date of the closing of the private placement offering to purchase shares of the Company’s common stock at exercise price of $0.30 per share. At September 30, 2012 and December 31, 2011 convertible notes were comprised of the following:

	September 30, 2012	December 31, 2011
Senior Secured Convertible Promissory Note (net of unamortized debt discount of $10,831 at September 30, 2012 and $908,286 at December 31, 2011)	$64,169	$116,714
Less: Current portion	$(64,169)	$(116,714)
Long Term portion	$-	$-

The Notes have a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount will be amortized over the original one-year term of the Notes as additional interest expense. For the nine months ended September 30, 2012 and for the year ended December 31, 2011, $897,455 and $116,714 respectively was amortized and shown as interest expense.

As of September 30, 2012, principal of $950,000 plus accrued interest of $58,077 had been converted to common stock by the terms of the notes.

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
September 30, 2012
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

As of September 30, 2012 and December 31, 2011, there were no shares of preferred stock issued and outstanding.

Common stock
The Company authorized the issuance of 400,000,000 shares of common stock, par value $0.001.

As of September 30, 2012 and December 31, 2011, respectively there were 73,235,459 and 69,595,205 shares of common stock issued and outstanding.

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

In August 2012, $55,000 plus accrued interest of $2,243 was converted to 190,813 shares of common stock by the terms of the convertible notes. See discussion Note 8 Convertible Notes Payable.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 10 – WARRANTS

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2012 and December 31, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.30	1,025,000	1.08	$0.30	1,025,000	$0.30

Transactions involving the Company’s warrant issuance are summarized as follows:

Stock Warrants
Weighted Average
Exercise
	Shares	Price
Outstanding at December 31, 2010	—	$-
Granted in 2011	1,025,000	0.30
Cancelled	—	—
Expired	—	—
Exercised	—	—
Outstanding at September 30, 2012	1,025,000	$0.30

During the year ended December 31, 2011, the Company has issued 1,025,000 warrants to the Note holder (see discussion Note 6 Private Placement Offering For Convertible Notes and Warrants). During the nine month period ended September 30, 2012 no warrants were cancelled, expired or were exercised. The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model. See discussion Note 6 Private Placement Offering For Convertible Notes and Warrants and Note 8 Convertible Notes Payable.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Mining Concessions
Interich acquired in exchange for Interich stock an 80% interest in PT Chaya Meratus Primecoal, an Indonesian limited liability company, which is the holder of the exclusive exploration and development rights concession for up to 6,000 hectares in the Tanjung Area Basin of South East Kalimantan. The Company may, with any available cash, perform geological tests to determine the feasibility of mining the PT Chaya Meratus Primecoal concession.

The Company also entered into a non-binding agreement relating to the rights to an exploration IUP covering approximately 1,300 hectares in Kalimantan through a Memorandum of Understanding, dated October 7, 2011, with the concession holder PT Integra Prima Coal (the “Integra MOU”). Pursuant to the Integra MOU, the Company shall take over the exploration, exploitation and drilling on the IUP. The Company does not have any commitments under the Integra MOU until it decides to continue exploration and mining activities. At that time, the parties will negotiate a price for the IUP.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company signed a non-binding Share Sale Purchase Pre-Contract Agreement, dated March 15, 2012 (the “Pre Contract Agreement”) to acquire 75% of PT Batubaraselaruas Sapta (“BSS”), which is the holder of a 93,000 hectare concession in the province of East Kalimantan, Indonesia, with a prospective area of 68,360 hectares. The Pre-Contract Agreement provides that it is only a Memorandum of Understanding prior to due diligence and the negotiation and execution of a Share Sale Purchase Agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$225,000,000 to acquire 75% of BSS. The initial payment of US$2,250,000, which the Company has not yet made, will provide the Company a 1% interest in BSS and guarantee exclusivity for the Company. The Company shall perform due diligence procedures on this property with any available funds.

The Company signed a non-binding Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Berkat Bumi Agreement”) to acquire 80% of PT Berkat Bumi Waigeo (“Berkat Bumi”), which is the holder of a 9,600 hectare concession in the West Papua Province (island of New Guinea), Indonesia. The Berkat Bumi Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$9,000,000 to acquire 80% of Berkat Bumi. The Company shall perform due diligence procedures on this property with any available funds.

The Company signed a non-binding Agreement on Transfer of Shares, Coal Mining License and Its Management, dated March 23, 2012 (the “Masanggu Agreement”), to acquire 90% of PT Berkat Banua Masanggu (“Masanggu”), which is the holder of an 8,800 hectare concession in the South Kalimantan Province, Indonesia. The Masanggu Agreement provides that it is only a memorandum of understanding prior to due diligence and the negotiation and execution of a final agreement. Under the terms of the Pre-Contract Agreement, the Company will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$6,000,000 to acquire 90% of Masanggu. The Company shall perform due diligence procedures on this property with any available funds.

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

On May 17, 2012, the Company signed an office rental agreement for offices in Hong Kong. The lease is for six months and the monthly rental is HKD$16,000 which equals approximately $2,100 per month. In addition the Company paid a deposit of HKD$16,000 which equals approximately $2,100.  On September 6, 2012, effective December 1, 2012, the office rental agreement for the offices in Hong Kong was extended for an additional six months at the new rental rate of HKD$17,500 per month which equals approximately $2,300.

Loans
On September 21, 2012, the secured a $10,000 loan in the form of a promissory note.  The promissory note has a term of one year and pays compound interest of five percent per annum.

On October 15, 2012, the secured a $10,000 loan in the form of a promissory note.  The promissory note has a term of one year and pays compound interest of five percent per annum.  See discussion Note 14 Subsequent Events.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting agreements
On August 1, 2011, the Company entered into a management agreement with OFS Capital Group (“OFS”). OFS has been retained to assist the Company in planning, managing, and conducting its business operations. The agreement has an initial term of two years, and the Company paid OFS $5,000 per month plus approved expenses. The Chief Executive Officer of the Company had been a principal of OFS, and another formal principal of OFS is a significant shareholder in the Company. The agreement was terminated in July 2012.  See discussion Note 12 Related Party Transactions.

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

On November 1, 2011, the Company entered into a Contract for Services with an independent company to create and implement investor targeted materials. Under the terms of the contract the Company paid the initial $50,000 and, as amended on December 7, 2012, the Company is obligated to make two additional payments of $50,000 in January 2012 and February 2012.  The agreement was terminated in May 2012.

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

NOTE 12 - RELATED PARTY TRANSACTIONS

Mr. Nils Ollquist, the Company’s Chairman of the Board, Chief Executive Officer and President, was the largest shareholder of Interich prior to the Merger. Under the terms of the Merger, Mr. Ollquist was issued 27,080,133 restricted shares of Common Stock of Borneo. See discussion Note 2 Merger and Recapitalization. In addition, Mr. Ollquist had been a principal of OFS Capital Group (“OFS”), a company that Borneo had retained under a management agreement for which Mr. Ollquist received no compensation. See discussion Note 11 Commitments and Contingencies.

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

Another former principal of OFS was a shareholder of Interich prior to the Merger. Under the terms of the Merger, this individual was issued 18,053,422 restricted shares of Common Stock of Borneo. On August 1, 2011, the Company entered into a management agreement with OFS. OFS had been retained to assist the Company in planning, managing, and conducting its business operations. The agreement has an initial term of two years, and the Company paid OFS $5,000 per month plus approved expenses. Mr. Nil Ollquist was a principal of OFS, and another former principal of OFS is a significant shareholder in the Company. Mr. Ollquist did not receive compensation under this agreement. The agreement was terminated in July 2012. See discussion Note 11 Commitments and Contingencies.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
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

At September 30, 2012, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2,727,000, which expires in the year 2030, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At September 30, 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2030	$2,727,000

Tax Asset	927,180
Less valuation allowance	(927,180)
Balance	$—

Net operating loss carry forwards September 30, 2012 (estimated)	$2,727,000
Balance	$2,727,000

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of September 30, 2012, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
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

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred Tax Asset: (Liability)

Net operating loss carry forward	$927,180
Subtotal	927,180
Valuation allowance	(927,180)

Net Deferred Tax Asset (Liability)	$—

NOTE 14 - SUBSEQUENT EVENTS

On October 15, 2012, the secured a $10,000 loan in the form of a promissory note.  The promissory note has a term of one year and pays compound interest of five percent per annum.  See discussion Note 11 Commitments and Contingencies.

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

Aventura’s business plan was to develop upscale resort communities for motorhome owners. The Company entered into -several agreements to acquire resort properties. With the banking crisis in the United States and the downturn in real estate values, however, the Company was unable to complete either the attempted bank financing or equity transaction to complete the contemplated purchases.

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2011, the Company has accumulated losses of $1,103,766.

Our principal executive offices are located at 19125 North Creek Parkway, Suite 120, Bothell, Washington, 98011 and our telephone number is (425) 329-2622.

Our Business

The Company’s mission is to assemble a platform of prime quality energy assets in Borneo, Indonesia, one of the world largest areas of high grade thermal coal reserves, through acquisition of coal mining concessions and licenses.  Currently, the Company holds only one coal mining concession acquired by Interich from PT Chaya Meratus Primecoal.

The Company, when presented with the opportunity to do so, will seek to acquire concessions, or enter into letters of intent to purchase concessions, in Borneo, Indonesia and other regions of Indonesia. With the exception of the one concession mentioned above,  the company has only entered into memorandums of understanding or letters of intent with concession holders that are not legally binding on either the concession holder or the Company until the parties enter into definitive agreements which will require the company to pay fees and conduct due diligence.  Upon entering into agreements to acquire concessions, the Company will market the properties to mining companies and other interested parties.

It is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of coal mining infrastructure and mining operations for concessions acquired. By working with select strategic partners and using limited recourse project financing, we anticipate we will be able to compete with larger companies with greater resources. Further, the Company is creating a trading platform for thermal coal concessions and individual coal deposits through arbitrage between Indonesia supply chains and major energy importing nations including India and China.

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

 Mining Concessions

Borneo has entered into agreements, primarily letters of intent and agreements of understanding, that are not legally binding on either the concession holder or the Company until the parties enter into definitive agreements which will require the company to pay fees and conduct due diligence, with concession holders in the Indonesian region. It is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of coal mining infrastructure and mining operations for concessions acquired. If mining is feasible, Borneo may enter into a partnership to mine the concession or sell the concession to a mining company. Each of the agreements call for or may require further negotiations among the parties.

Prior to the merger between Borneo and Interich, Interich acquired in exchange for Interich stock an 80% interest in PT Chaya Meratus Primecoal, an Indonesian limited liability company, which is the holder of the exclusive exploration and development rights concession for up to 6,000 hectares in the Tanjung Area Basin of South East Kalimantan. Borneo may , with any available cash, perform geological tests or identify a strategic partner to determine the feasibility of mining the PT Chaya Meratus Primecoal concession.

Borneo also entered into a non-binding agreement relating to the rights to an exploration IUP covering approximately 1,300 hectares in Kalimantan through a Memorandum of Understanding, dated October 7, 2011, with the concession holder PT Integra Prima Coal (the “Integra MOU”). Pursuant to the Integra MOU, upon the execution of a definitive agreement, Borneo shall take over the exploration, exploitation and drilling on the IUP. Borneo does not have any commitments under the Integra MOU until it decides to initiate exploration and mining activities. At that time, the parties will negotiate a price for the IUP.

Borneo signed a non-binding Share Sale Purchase Pre-Contract Agreement, dated March 15, 2012 (the “Pre Contract Agreement”) to acquire 75% of PT Batubaraselaruas Sapta (“BSS”), which is the holder of a 93,000 hectare concession in the province of East Kalimantan, Indonesia, with a prospective area of 68,360 hectares. The Pre-Contract Agreement provides that it is a non-exclusive memorandum of understanding prior to payment of a $2,250,000 fee and due diligence. After such payment and due diligence, the parties shall negotiate and execute a Share Sale Purchase Agreement. Under the terms of the Pre-Contract Agreement, if Borneo decides to move forward with the transaction, Borneo will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$225,000,000 to acquire 75% of BSS. The initial payment of US$2,250,000, which Borneo has not yet made, will provide Borneo a 1% interest in BSS and guarantee exclusivity for Borneo

Borneo is also negotiating with BT Bumi Energy Kalimantan (“BEK”) which is the holder of a 3,200 hectare mining concession in South East Kalimantan, Indonesia for the acquisition of BEK’s shares.

The above agreements (the “Letters of Intent”) (1) do not obligate the Company to purchase or lease the property in question and (2) do not specify a time at which any purchase or lease must be made. As a result, the Letters of Intent are not legally binding on either the concession holder or the Company until the parties enter into definitive agreements which will require the company to pay fees and conduct due diligence. The Company’s strategy is to acquire coal concessions and develop a “land bank” of assets to buy and sell assets and arrange for strategic partners to mine coal on such concessions . It is the Company’s intention to select strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, it is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of coal mining infrastructure and mining operations for concessions acquired. The Company may not enter into any definitive agreements concerning the properties listed above.

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

Competitive Factors

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties or properties containing coal reserves. Many of these companies have greater financial resources, operational experience and technical capabilities than us. It is our goal to develop a “land bank” of assets to buy and sell assets and mine coal with strategic partners. This will allow us to source coal from our properties to purchasers quickly and efficiently. It is the Company’s intention to identify strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, It is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of coal mining infrastructure and mining operations for concessions acquired. By working with select strategic partners and using limited recourse project financing, we anticipate we will be able to compete with larger companies with greater resources.

We are not dependent on any principal suppliers nor raw materials in our current business operations. We are not currently any revenue from any customers.

RESULTS OF OPERATIONS

We had no revenues for the three months and nine months ended September 30, 2012 and 2011. We reported a net loss of $265,625 and $1,658,510 during the three and nine months ended September 30, 2012 respectively.

The following chart summarizes operating expenses and other income and expenses for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
General and administrative expenses	$164,540	$723,214
Amortization of debt discount	$99,186	$897,456
Net interest expense	$1,899	$37,846

General and administrative expenses were $164,540 for the three months ended September 30, 2012 and $723,214 for the nine months ended September 30, 2012. General and administrative consisted primarily of compensation for our officers and consultants.

During the three and nine months ended September 30, 2012, $99,186 and $897,456 of discount expense was amortized.

Liquidity and Capital Resources

Cash Flows for the nine months ended September 30, 2012

On September 30, 2012, we had a working capital deficit of $262,897 and stockholders’ deficit of $260,079. We had cash equivalents of $8,466. Cash used in operating activities was $513,099 for the nine months ended September 30, 2012 which was the result of a net loss of $1,658,510 principally offset by a non-cash amortization of deferred debt discount on our convertible notes of $897,456. Cash provided by financing activities for the nine months ended September 30, 2012 was $290,000 from the sale of our common stock.

The convertible notes (the “Notes”) have a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount will be amortized over the original one-year term of the Notes as additional interest expense. For the nine months ended September 30, 2012 and for the year ended December 31, 2011, $897,456 and $116,714 respectively was amortized and shown as interest expense.

As of September 30, 2012, principal of $950,000 plus accrued interest of $58,077 had been converted to common stock by the terms of the notes.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has incurred a net loss accumulated during the exploratory stage of $2,727,275, used $1,1,376,645 used in cash for operating activities as of September 30, 2012. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

The Company does not have the funds to make any commitments on its Letters of Intent.  The Company’s mission is to assemble a platform of prime quality energy assets in Borneo, Indonesia, one of the world largest areas of high grade thermal coal reserves, through acquisition of coal mining concessions and licenses. The Company, when presented with the opportunity to do so, will seek to acquire concessions, or enter into letters of intent to purchase concessions, in Borneo, Indonesia and other regions of Indonesia.  After entering into agreements to acquire concessions, the Company will market the properties to mining companies and other interested parties. It is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of coal mining infrastructure and mining operations for concessions acquired. By working with select strategic partners and using limited recourse project financing, we anticipate we will be able to compete with larger companies with greater resources. Further, the Company is creating a trading platform for thermal coal concessions and individual coal deposits through arbitrage between Indonesia supply chains and major energy importing nations including India and China. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business and will only pursue its business strategy if they are able to obtain a business partner or other sources of financing. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

Commitments

Borneo has entered into agreements, primarily letters of intent and agreements of understanding, with concession holders in the Indonesian region. It is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of coal mining infrastructure and mining operations for concessions acquired. If mining is feasible, Borneo may enter into a partnership to mine the concession or sell the concession to a mining company. Each of the agreements call for or may require further negotiations among the parties.

Prior to the merger between Borneo and Interich, Interich acquired in exchange for Interich stock an 80% interest in PT Chaya Meratus Primecoal, an Indonesian limited liability company, which is the holder of the exclusive exploration and development rights concession for up to 6,000 hectares in the Tanjung Area Basin of South East Kalimantan. Borneo may , with any available cash, perform geological tests or identify a strategic partner to determine the feasibility of mining the PT Chaya Meratus Primecoal concession.

Borneo also entered into a non-binding agreement relating to the rights to an exploration IUP covering approximately 1,300 hectares in Kalimantan through a Memorandum of Understanding, dated October 7, 2011, with the concession holder PT Integra Prima Coal (the “Integra MOU”). Pursuant to the Integra MOU, upon the execution of a definitive agreement , Borneo shall take over the exploration, exploitation and drilling on the IUP. Borneo does not have any commitments under the Integra MOU until it decides to initiate exploration and mining activities. At that time, the parties will negotiate a price for the IUP.

Borneo signed a Share Sale Purchase Pre-Contract Agreement, dated March 15, 2012 (the “Pre Contract Agreement”) to acquire 75% of PT Batubaraselaruas Sapta (“BSS”), which is the holder of a 93,000 hectare concession in the province of East Kalimantan, Indonesia, with a prospective area of 68,360 hectares. The Pre-Contract Agreement provides that it is a non-exclusive memorandum of understanding prior to payment of a $2,250,000 fee and due diligence. After such payment and due diligence, the parties shall negotiate and execute a Share Sale Purchase Agreement. Under the terms of the Pre-Contract Agreement, if Borneo decides to move forward with the transaction , Borneo will bear all of the costs for the due diligence and development of the BSS concession and, subject to its due diligence and the execution of a Share Sale Purchase Agreement, make a series payments totally US$225,000,000 to acquire 75% of BSS. The initial payment of US$2,250,000, which Borneo has not yet made, will provide Borneo a 1% interest in BSS and guarantee exclusivity for Borneo

Borneo is also negotiating with BT Bumi Energy Kalimantan (“BEK”) which is the holder of a 3,200 hectare mining concession in South East Kalimantan, Indonesia for the acquisition of BEK’s shares.

The above agreements (the “Letters of Intent”) (1) do not obligate the Company to purchase or lease the property in question and (2) do not specify a time at which any purchase or lease must be made. The Company’s strategy is to acquire coal concessions and develop a “land bank” of assets to buy and sell assets and arrange for strategic partners to mine coal on such concessions . It is the Company’s intention to select strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, it is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of coal mining infrastructure and mining operations for concessions acquired. The Company may not enter into any definitive agreements concerning the properties listed above.

Financing

From October 2011 to December 2011, the Company sold and issued convertible notes (the “Notes”) and warrants to accredited investors. The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, the Company is not in default as of September 30, 2012. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the Notes, the subscriber also received a warrant to purchase shares of the Company’s common stock at an exercise price of $.30 per share that has an exercise date that expires two years from the date of the closing of the private placement offering. The Company received $1,025,000 for the sale of $1,025,000 in principal amount of notes and issued 1,025,000 warrants in connection with this private placement.

The second private placement was for the sale of common stock. On November 17, 2011, the Company initiated a private placement offering under which it intends to sell 1,000,000 shares of the Company’s common stock for $1 per share. As of December 31, 2011, the company sold and issued 95,000 shares. Between December 31, 2011 and September 30, 2012, the Company had sold and issued an additional 280,000 shares, bringing the total sold and issued under the terms of this offering to 375,000 shares.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011 cash consists of a checking account and money market account held by financial institutions.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From September 22, 2009 (date of inception) through September 30, 2012, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties as of September 30, 2012.

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three and six month period ended September 30, 2012, and for the period September 22, 2009 (date of inception) through September 30, 2012, consisted of net income and foreign currency translation adjustments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2012 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2012, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between December 31, 2011 and September 30, 2012, the Company had sold and issued an additional 280,000 shares, bringing the total sold and issued under the terms of this offering to 375,000 shares.

As of September 30, 2012, principal of $950,000 of our Convertible Notes plus accrued interest of $58,077 had been converted to common stock by the terms of the notes.

The issuances were not public offerings based upon the following factors: (i) the issuance of the securities were isolated private transactions; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each offeree was an “accredited investor,” (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued. No underwriters were used for any offering. All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D or Rule 903 of Regulation S. Cash proceeds raised will be used for working capital and general corporate purposes.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2012.

BORNEO RESOURCE INVESTMENTS LTD.

By:	/s/ Nils A. Ollquist
NILS A. OLLQUIST
Chief Executive Officer