Form 10-K
period 2012-12-31
Borneo Resource Investments Ltd.
filed 2013-04-01
CIK 1355732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number: 000-54707

BORNEO RESOURCE INVESTMENTS LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-3724019
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

19125 North Creek Parkway, Suite 120, Bothell, Washington 98011-8000
(Address of principal executive offices)

(425) 329-2622
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒  No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $25.5 million assuming a market value of $1.95 per share.

As of March 15, 2013, the registrant had 73,235,459 shares of common stock outstanding.

PART 1

Forward-Looking Information

This Form 10-K contains “forward-looking statements.” Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;
•	changes in the price of coal, gold or other minerals;
•	a change in the estimate of minerals on our concessions;
•	an inability to extract minerals from our properties;
•	changes in Indonesian law;
•	risks associated with counterparty default in any of our agreements
•	the ability to acquire funding; and
•	other risks and uncertainties related to mining and our business strategy.

This list is not exhaustive of the factors that may affect our forward-looking statements. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from expectations under “Risk Factors” and elsewhere in this current report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 1. Business

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2012, the Company has accumulated losses of $2,938,207.

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

Recent Developments

On March 5, 2013, the Company executed a Purchase Agreement (the “Gold Property Agreement”), with PT Puncak Kalabat, an Indonesia corporation (“Puncak”), to acquire a gold producing property (the “Gold Property”) in the North Minahasa Regency of North Sulawesi Province for a total of $5,000,000.

Under the terms of the Gold Property Agreement the Company has agreed to pay to Puncak:

1.	$55,000 on execution of the Gold PropertyAgreement, receipt of which is duly acknowledged (“First Payment);

2.	a further $50,000 on or before March 31, 2013 (“Second Payment”);

3.	a further $395,000 on or before April 30, 2013 (“Third Payment”); and

4.	a further $2,500,000 on or before June 30, 2013 (“Fourth Payment”); and

5.	a final payment of $2,000,000 on or before December 31, 2013.

After Puncak has received the Second Payment, Puncak will deliver to the Company duly executed transfers of the interest in the Gold Property.

On March 22, 2013, the Company executed a Purchase Agreement (the “Ratatotok Property Agreement”), with Puncak, to acquire a 30 hectare property (“Ratatotok Property”) in the Southeast Minahasa Regency of the North Sulawesi Province for $2,000,000.

Under the terms of the Ratatotok Property Agreement the Company has agreed to pay to Puncak:

(a)	$5,000 on execution of the Ratatotok Property Agreement, receipt of which is duly acknowledged (“First Property Payment);
(b)	a further $45,000 on or before April 30, 2013 (“Second Property Payment”);
(c)	a further $450,000 on or before June 30, 2013 (“Third Property Payment”); and
(d)	a final payment of $1,500,000 on or before December 31, 2013.

After Puncak has received the Second Property Payment, Puncak will deliver to the Company duly executed transfers of the interest in the Ratatotok Property.

The Gold Property and the Ratatotok Property are located close to the regional capital, Manado, and lie on a gold reef formation which runs for approximately 12 miles on an east/west axis.  We believe the gold reef which runs through the Gold Property and Ratatotok Property is extensive and, we expect, easily accessible from the surface. Puncak holds a license in perpetuity from the North Minahasa Regency as an exploration and production permit.

Upon the purchase of either property, the Company would begin mining operations.  This would be a change to our business plan.  We anticipated that we would never be engaged in significant mining operations but only develop its properties with a strategic partner that will conduct mining operations.

Emerging Growth Company” Status under the Jumpstart Our Business Startups Act (“JOBS Act”)

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

Raw Materials, Principal Suppliers and Customers

We are not dependent on any principal suppliers nor raw materials in our current business operations. We are not currently any revenue from any customers.

Government Regulations

On January 12, 2009, Law No 4 of 2009 on Mineral and Coal Mining (the “Mining Law”) came into effect. The Mining Law replaced Law No 11 of 1967 (the “Old Mining Law”) and made significant changes to Indonesia’s mining regulatory regime which operated for more than 40 years. Under the Old Mining Law, mining activities were permitted to be carried out under a mining authorization known as Kuasa Pertambangan (KP). There are a number of transitional issues relating to KPs issued under the Old Mining Law.

The Mining Law now provides for new forms of mining rights known as:

●	Mining Business Permits (Izin Usaha Pertambangan – IUP) – basic permits for conducting a mining enterprise within a commercial mining area; and
●	Special Mining Business Permits (Izin Usaha Pertambangan Khusus – IUPK) – permits for conducting a mining enterprise within a state reserve area.

State reserve areas will be determined by the government based on the government’s desire to reserve an area for national strategic needs or to conserve certain properties based on a need to protect the ecosystem or environment. The Company does not have any mining enterprises within a state reserve area.

For IUPs that are not "conversions" from KPs, every holder of an IUP will first need to obtain a Mining Business Permit Area (Wilayah Izin Usaha Pertambangan – WIUP) subject to prescribed minimum and maximum limits:

●	An Exploration IUP, which authorizes the holder to conduct general survey, exploration and feasibility studies; and
●	Production Operation IUP, which authorizes the holder to conduct construction, mining, processing and purification, hauling and selling.

Under the Mining Law, an IUP holder is only allowed to hold one IUP. However, transitional provisions in Government Regulation No 23 of 2010 allow mining concession holders who held more than one concession before the enforcement of Mining Law, to convert those concessions to IUPs and hold on to them until expiration (subject to compliance with the conditions of the IUPs and the prevailing laws and regulations). While a company can hold only one IUP, companies may have several different subsidiaries apply for several different IUPs. The Company may then, therefore, obtain new IUPs.

The current situation in relation to the Mining Law is that:

●	KPs should have been converted to IUPs, as required under the implementing regulations; and
●	IUPs in relation to new work areas are not yet being issued. This is because the Government is still considering what mining areas will be opened up for tendering.

We expect foreign investment in the Indonesian mining industry to increase on the back of continued efforts by the government to improve the country's regulatory framework as it seeks to increase revenues derived from mining activities. In compliance with Indonesian regulations the Company, through Indonesian counsel, is filing a foreign investment approval application for all concession acquisitions in Indonesia. We do not expect the Mining Law, and the changes enacted, to impact our operations.

Environmental Regulations

On October 3, 2009, the Indonesian Government passed Law No 32 of 2009 regarding Environmental Protection and Management (the “Environmental Law”), replacing Law No 23 of 1997 on Environmental Management (the “Old Environment Law”). Under the Environmental Law, every business activity having significant impact on the environment (like mining operations) is required to carry out an environmental impact assessment (known as an AMDAL). Based on the assessment of the AMDAL by the Commission of AMDAL Assessment, the Minister, Governor, or Mayor/Regent (in accordance with their respective authority) must specify a decree of environmental feasibility. The decree of environmental feasibility is used as the basis for the issuance of an environmental license by the Minister, Governor, or Mayor/Regent (as applicable). The environmental license is a pre-requisite to obtaining the relevant business license. One of the business activities that must have an AMDAL is the exploitation of mineral resources. The Minister for Environmental Affairs is responsible for issuing a list of the types of businesses which must produce an AMDAL as a pre-requisite to being licensed.

There are only a few implementing regulations that have been issued in relation to the Environmental Law. As a result, the implementing regulations of the Old Environment Law still apply in some circumstances, to the extent that they do not contradict the Environmental Law. Under the Old Environmental Law and its implementing regulations: (a) an AMDAL is not required to be prepared for general survey and exploration activities; and (b) an AMDAL must be prepared and approved in order for a business to enter into the exploitation (operation and production) phase. Projects (or sub-projects) which are not required to produce an AMDAL may nevertheless still be required to produce Environmental Management Efforts (UKL) and Environmental Monitoring Efforts (UPL). Technical guidelines announced by the Minister of Energy and Mineral Resources state that regional governments are responsible for approving AMDALs in their respective jurisdictions and for supervising environmental management and the monitoring efforts of an IUP holder.

Further details regarding AMDAL requirements are set out in Government Regulation No 27 of 1999 on Environmental Impact Assessment, which is the implementing regulation of the Old Environment Law. Under the Old Environment Law and its implementing regulations, an AMDAL consists of several components, namely: (a) a framework of reference document used to establish the framework for the AMDAL (KA-ANDAL); (b) an environmental impact analysis report (ANDAL); (c) an environmental management plan (RKL); and (d) an environmental monitoring plan (RPL). Although the components of an AMDAL have not been specified, the Environmental Law stipulates that an AMDAL document must contain the following: (a) an assessment of the impact of the business activities plan; (b) an evaluation of the activities in the area surrounding the location of the business; (c) feedback from the community on the business activities plan; (d) an estimation of the impact and significance of the impact that may occur if the business activities plan is implemented; (e) a holistic evaluation of the impact that may occur to determine the environmental feasibility; and (f) an environmental management and monitoring plan. In addition to the requirement to obtain an environmental license, every business and/or activity that has the potential to cause a significant impact on the environment, a threat to the ecosystem and life, and/or human health and safety must also conduct an environmental risk analysis. A number of other regulations also apply to mining operations, requiring operators to obtain licenses for the disposal of waste and toxic or hazardous materials.

We do not expect the Environmental Law, and the changes enacted, to impact our operations.

Employees

We retain our three officers, namely our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer as independent contractors. Our officers spend approximately, and some weeks, in excess of 40 hours per week working on the Company’s operation. Other than our three officers, we have no employees. We are heavily dependent on the continued active participation of these current executive officers. The loss of any of the senior management could significantly and negatively impact the business until adequate replacements can be identified and put in place. We have engaged a local Indonesian geologist as an independent consultant and plan to engage other independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists and other technical disciplines from time to time.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Borneo has entered into agreements, primarily letters of intent and agreements of understanding, with concession holders in the Indonesian region. If mining is feasible, it is the Company’s intention to enter into a partnership to mine the concession or sell the concession to a mining company. None of the agreements entered into by Borneo require it to make any expenditures or payments. Each of the agreements require further negotiations among the parties.

Prior to the merger between Borneo and Interich, Interich acquired in exchange for Interich stock an 80% interest in PT Chaya Meratus Primecoal, an Indonesian limited liability company, which is the holder of the exclusive exploration and development rights concession in the Tanjung Area Basin of South East Kalimantan. Borneo may, with any available cash, perform geological tests to determine the feasibility of mining the PT Chaya Meratus Primecoal concession.

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

Borneo also entered into letters of intent with other companies in Indonesia for the purchase of mining rights. All of the agreements, however, are subject to due diligence and the negotiation and execution of a definitive agreement. Borneo, pursuant to its business plan, will never be engaged in significant mining operations but will only develop its properties with a strategic partner that will conduct mining operations.

IUPs for Properties

Borneo holds only one Exploration IUP acquired by Interich from PT Chaya Meratus Primecoal. We cannot, however, provide assurance that the IUP will not be subject to challenge or that the Indonesian Government will not vary the terms applicable to the IUP by new regulations. Exploration IUPs can be granted for a maximum of 8 years, including 1 year of general surveys, 3 years of exploration (which can be extended twice for 1 year on each extension) and 1 year for feasibility study (which can be extended once for 1 year). Based on Indonesian Mining Law, such extensions are subject to approval by the government authority issuing the IUP. Law No. 4 of 2009 is silent on how the application process to extend an Exploration IUP. There are no government conditions or compliance requirements to maintain this IUP.

The IUP obtained from PT Chaya Meratus Primecoal is dated August 19, 2008 and covers an area of 634 hectares. The relevant hectares are located in the Mantewe Sub-District, Tanah Bumbu District in the South Kalimantan Province under the Exploration IUP License No. 540/1041/IUP_PU/TAMBEN and expires on August 19, 2013.

Borneo has not conducted detailed geological studies of this property. As a result of the lack of geological information, Borneo is unable to determine the materiality of the potential of the IUP obtained from Chaya Meratus Primecoal. There are no current detailed plans to conduct exploration on this property. The Company may, with any available cash, perform geological tests to determine the feasibility of mining the PT Chaya Meratus Primecoal concession.

IUP obtained from PT Integra Prima Coal

The IUP related to the agreement with PT Integra Prima Coal is dated January 25, 2011 and covers an area of 1,253 hectares. The relevant hectares are located in the Loa Janan Sub-District, Kutai Kartanegara District in the East Kalimantan Province under the Exploration IUP License No. 540/020/IUP_ER/MB-PBAT and expires on January 25, 2015.

Borneo entered into a non-binding agreement relating to the rights to an exploration IUP covering approximately 1,300 hectares in Kalimantan through a Memorandum of Understanding, dated October 7, 2011, with the concession holder PT Integra Prima Coal (the “Integra MOU”). Pursuant to the Integra MOU, Borneo shall take over the exploration, exploitation and drilling on the IUP. Borneo does not have any commitments under the Integra MOU until it decides to continue exploration and mining activities. At that time, the parties will negotiate a price for the IUP.

The IUP permits coal exploration, exploitation, transport and sale. The license area is 1,253 hectares (3,095 acres) in size located in the Kutai Kartanegara regency in the district of East Kalimantan. The IUP concession area is located just 2 kilometers from the Mahakam River at coordinates 117° longitude and 0°36’ latitude. The waterway is the largest navigable river in the Province. Integra is just 12 kilometers (7 miles) upstream from Samarinda, the provincial capital, and roughly 60 kilometers (36 miles) from the mouth of the river. There are 4 coal barge ports downriver from the IUP concession area. These include Jangkar and Tempayan which can handle 180 foot barges as well as ports owned by Kideco and Asiaco which can handle 300 foot barges. The IUP concession area is well-located to take advantage of existing low-cost transportation infrastructure.

The IUP concession area is located in what is known geologically as Indonesia’s Kutai Basin, a geologic setting well-known for its rich endowment of hydrocarbons, including, thermal coal, coal bed methane, oil and gas.

As a result of physical inspection by our Chief Operating Officer, the IUP concession area has surface and "outcrop" coal, and that Borneo will be able to access the coal with relatively low infrastructure and production costs. Borneo will not, however, be able to harvest the coal until reaching a final agreement with PT Integra Prima Coal and a strategic partner to conduct mining operations. There is no guarantee, however that the Company will be able to mine any coal, generate revenue or reach an agreement with PT Integra Prima Coal to harvest and sell such coal. As a result, we do not consider this to be a material property.

Properties subject to Letters of Intent

Subject to finalizing a Pre Contract Agreement, we may obtain the right to a mining concession of 68,360 hectares in East Kalimantan, Indonesia. We will perform due diligence procedures on this property with any available funds. The exploration IUP for this property is 367K/30/DJB/2012 and expires on February 3, 2013.

Purchase Agreement for Gold Properties

On March 5, 2013, the Company executed a Purchase Agreement (the “Gold Property Agreement”), with PT Puncak Kalabat, an Indonesia corporation (“Puncak”), to acquire a gold producing property (the “Gold Property”) in the North Minahasa Regency of North Sulawesi Province for a total of $5,000,000.

Under the terms of the Gold Property Agreement the Company has agreed to pay to Puncak:

1.	$55,000 on execution of the Gold PropertyAgreement, receipt of which is duly acknowledged (“First Payment);

2.	a further $50,000 on or before March 31, 2013 (“Second Payment”);

3.	a further $395,000 on or before April 30, 2013 (“Third Payment”); and

4.	a further $2,500,000 on or before June 30, 2013 (“Fourth Payment”); and

5.	a final payment of $2,000,000 on or before December 31, 2013.

After Puncak has received the Second Payment, Puncak will deliver to the Company duly executed transfers of the interest in the Gold Property.

On March 22, 2013, the Company executed a Purchase Agreement (the “Ratatotok Property Agreement”), with Puncak, to acquire a 30 hectare property (“Ratatotok Property”) in the Southeast Minahasa Regency of the North Sulawesi Province for $2,000,000.

Under the terms of the Ratatotok Property Agreement the Company has agreed to pay to Puncak:

(a)	$5,000 on execution of the Ratatotok Property Agreement, receipt of which is duly acknowledged (“First Property Payment);
(b)	a further $45,000 on or before April 30, 2013 (“Second Property Payment”);
(c)	a further $450,000 on or before June 30, 2013 (“Third Property Payment”); and
(d)	a final payment of $1,500,000 on or before December 31, 2013.

After Puncak has received the Second Property Payment, Puncak will deliver to the Company duly executed transfers of the interest in the Ratatotok Property.

The Gold Property and the Ratatotok Property are located close to the regional capital, Manado, and lie on a gold reef formation which runs for approximately 12 miles on an east/west axis.  We believe the gold reef which runs through the Gold Property and Ratatotok Property is extensive and, we expect, easily accessible from the surface. Puncak holds a license in perpetuity from the North Minahasa Regency as an exploration and production permit.

Upon the purchase of either property, the Company would begin mining operations.  This would be a change to our business plan.  We anticipated that we would never be engaged in significant mining operations but only develop its properties with a strategic partner that will conduct mining operations.

Office Properties

On May 17, 2012, Borneo signed an office license agreement (rental agreement) for offices in Hong Kong. The agreement was for six months. The monthly fee is HKD$16,000 which equals approximately $4,200 per month. On September 6, 2012, effective December 1, 2012, the office rental agreement for the offices in Hong Kong was extended for an additional six months at the new rental rate of HKD$17,500 per month which equals approximately $2,300.

On September 14, 2011, the Company signed an office rental agreement for its corporate offices in Bothell, Washington USA. The lease is month-to-month and the monthly rental is $300 per month. Both properties are used by our officers for the Company’s operations. The offices rented by the Company are suitable and adequate for their current use and the Company does not believe it will need to increase its leased office space in the near future.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since July 2004, our common stock has been quoted in the OTC Pink Market. From July 2004 to November 2005, our common stock was quoted using the symbol ACEE.PK. From November 2005 to September 2011, our common stock was quoted using the symbol AVTJ.PK. Since September 2011, our common stock has been quoted using the symbol BRNE.PK. The following table sets forth the range of high and low sales prices per share of the common stock for each of the calendar quarters identified below as reported by the OTC Pink Market. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year ended December 31, 2011:	High	Low
Jan. 1, 2011 to March 31, 2011	$3.00	$0.05
April l, 2011 to June 30, 2011	1.40	0.50
July 1, 2011 to Sept. 30, 2011	2.30	0.11
Oct. 1, 2011 to Dec. 31, 2011	5.00	1.25

Year ending December 31, 2012	High	Low
Jan, 1, 2012 to March 31, 2012	$2.90	$1.15
April 1, 2012 to June 30, 2012	2.04	1.01
July 1, 2012 to September 30 , 2012	2.00	0.55
October 1, 2012 to December 31 , 2012	1.32	0.42

Holders

As of March 15, 2013, there were approximately 60 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

Dividends

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors and to certain limitations imposed under Nevada corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

Stock Compensation Plans

The Company does not have any stock compensation plans.

Recent Sales of Unregistered Securities.

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the U.S. Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from such registration requirements within the past three years:

In August 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 60,178,073 shares of its common stock in exchange for 50,000 shares of Interich.

In August 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 6,154,860 shares of its common stock in exchange of settlement of old convertible notes payable of $30,775.

In 2011, in connection with a private offering, the Company sold and issued $1,025,000 of convertible notes. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the Notes, the subscriber also received a warrant to purchase shares of the Company’s common stock at an exercise price of $.30 per share that has an exercise date that expires two years from the date of the closing of the private placement offering. Through December 31, 2012, principal of $950,000 plus accrued interest of $58,077 was converted into 3,360,254 shares of common stock as provided by the terms of the Notes at $0.30 per share.

In December 2011, in connection with a private offering, the Company sold and issued 95,000 shares of its common stock at $1.00 per share. In the same private offering, the Company sold 280,000 shares of its common stock at $1.00 per share through the year ended December 31, 2012.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D. The issuance was not a public offering based upon the following factors: (i) a limited number of securities were issued to a limited number of offerees; (ii) there was no public solicitation; (iii) each offeree was an “accredited investor,” (iv) the investment intent of the offerees; and (v) the restriction on transferability of the securities issued. There no underwriter used in any transaction. The proceeds from the private offerings will be used for working capital, general corporate expenses and the acquisition and exploration of properties.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2012 and 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.30	1,025,000	0.83	$0.30	1,025,000	$0.30

Transactions involving the Company’s warrant issuance are summarized as follows:

Stock Warrants
Weighted Average
Exercise
	Shares	Price
Outstanding at December 31, 2010	—	$-
Granted in 2011	1,025,000	0.30
Cancelled	—	—
Expired	—	—
Exercised	—	—
Outstanding at December 31, 2012	1,025,000	$0.30

During the year ended December 31, 2011, the Company has issued 1,025,000 warrants to the Note holder. During the year ended December 31, 2012 no warrants were cancelled, expired or were exercised. The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this registration statement. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.

Overview

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

In connection with the merger with Interich International Limited (“Interich”), a British Virgin Islands Company, on July 13, 2011, the company changed its name to Borneo Resource Investments, Ltd. On August 1, 2011, the Company was merged with Interich via a merger subsidiary the Company created for this transaction. From its inception, on September 22, 2009 until the date of the transaction, Interich was an inactive corporation with no significant assets or liabilities. The transaction has been accounted for as a reverse merger, and Interich is the acquiring company on the basis that Interich’s senior management became the entire senior management of the merged entity and there was a change of control of Borneo. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of Borneo’s capital structure.

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

In connection with the merger, Borneo issued 60,178,073 restricted common shares to stockholders of Interich. In addition, holders of convertible debt exchanged their notes for 6,154,860 common shares of the Company. The issued and outstanding number of common shares subsequent to the merger and the exchange of convertible debt was 69,500,205.

The Company is in the exploration stage as defined by Accounting Standards Codification subtopic 915-10 Development Stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2012, the Company has accumulated losses of $2,903,206 and used $1,424,921 in cash for operating activities.

Results of Operations

We had no revenues in the years ended December 2012 and 2011. The Company was dormant all of calendar year 2010. We reported a net loss of $1,834,441 during the year ended December 31, 2012 and a net loss of $1,008,587 during the year ended December 31, 2011.

The following chart summarizes operating expenses and other income and expenses for the years ended December 31, 2012 and 2011:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
General and administrative expenses	$885,669	$861,466
Amortization of debt discount	$908,286	$116,714
Net interest expense	$40,486	$30,407

General and administrative expenses were nearly even for the years ended December 31, 2012 and 2011. General and administrative consisted primarily of merger expenses and compensation for our officers and consultants and general travel and office expenses.

In 2011, the Company sold $1,025,000 of convertible notes (the “Notes”) with warrants. During the year ended December 31, 2012, $908,286 was amortized and shown as amortization of discount expense. During the year ended December 31, 2011, $116,714 was amortized and shown as amortization of discount expense. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants of $649,429 and $375,571 was assigned to beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount will be amortized over the original one-year term of the Notes as additional interest expense.

Liquidity and Capital Resources

Cash Flows for the year ended December 31, 2012

On December 31, 2012, we had a working capital deficit of $438,828 and stockholders’ deficit of $436,010. We had cash equivalents of $1,190. Cash used in operating activities was $561,375 for the year ended December 31, 2012 which was the result of a net loss of $1,834,441 principally offset by a non-cash amortization of deferred debt discount on our convertible notes of $908,286 and an increase in accounts payable and accrued interest. Cash provided by financing activities for the year ended December 31, 2012 was $331,000 from the sale of our common stock $280,000 and the issuance of promissory notes $51,000.

As of December 31, 2012, principal of $950,000 plus accrued interest of $58,077 had been converted to common stock by the terms of the notes, leaving two notes with a principal balance remaining of $75,000, which are in default as of December 31, 2012. As provided for in under the terms of the notes, effective October 31, 2012, the interest rate of the notes increased to 14% per annum. From September 21, 2012 through December 31, 2012 the Company secured $51,000 in loans in the form of short-term promissory notes. The promissory notes have a term ranging from thirty days to one year and pay compound interest of five percent per annum. Where applicable the loans with a shorter term have been extended. Under the terms of the short-term promissory notes, the Company is not in default.

Cash Flows for the year ended December 31, 2011

On December 31, 2011, we had working capital of $104,938 and stockholders’ equity of $110,354. We had cash equivalents of $231,565.

Cash used in operating activities was $863,546 for the year ended December 31, 2011 which was the result of a net loss of $1,008,587 offset by non-cash amortization of deferred debt discount on our convertible notes. Cash provided by investing activities were immaterial for the year ended December 31, 2011.

Cash provided by financing activities for the year ended December 31, 2011 was $1,095,000 due to the sale of the Notes and the sale of our common stock.

Financial Position

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. For the period from inception through December 31, 2012, the Company has accumulated losses of $2,903,206 and used $1,424,921 in cash for operating activities. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Borneo has entered into agreements, primarily letters of intent and agreements of understanding, that are not legally binding on either the concession holder or the Company until the parties enter into definitive agreements which will require the company to pay fees and conduct due diligence, with concession holders in the Indonesian region. The Company does not have the funds to make any commitments on its Letters of Intent. The Company’s strategy is to acquire coal concessions and develop a “land bank” of assets to buy and sell assets and arrange for strategic partners to mine coal on such concessions. It is the Company’s intention to select strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, it is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of coal mining infrastructure and mining operations for concessions acquired.

To continue its operations over the next year, the Company needs $600,000 for salaries for their officers and to meet other administrative expenses. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. It will only be able to pursue mining operations if they are able to obtain a business partner to conduct mining operations. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

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

Prior to the merger between Borneo and Interich, Interich acquired in exchange for Interich stock an 80% interest in PT Chaya Meratus Primecoal, an Indonesian limited liability company, which is the holder of the exclusive exploration and development rights concession for up to 6,000 hectares in the Tanjung Area Basin of South East Kalimantan. Borneo may, with any available cash, perform geological tests or identify a strategic partner to determine the feasibility of mining the PT Chaya Meratus Primecoal concession.

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

The above agreements (the “Letters of Intent”) (1) do not obligate the Company to purchase or lease the property in question and (2) do not specify a time at which any purchase or lease must be made. The Company’s strategy is to acquire coal concessions and develop a “land bank” of assets to buy and sell assets and arrange for strategic partners to mine coal on such concessions. It is the Company’s intention to select strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, it is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of coal mining infrastructure and mining operations for concessions acquired. The Company may not enter into any definitive agreements concerning the properties listed above.

The Company signed a non-binding Option Agreement dated January 29, 2013 (the “Puncak Kalabat Option”) to acquire 100% of PT Puncak Kalabat (“Puncak Kalabat”), which is the holder of a 50 hectare working gold mine in the North Minahasa Regency of North Sulawesi Province, Republic of Indonesia. Under the terms of the Puncak Kalabat Option, the Company paid $5,000 and agreed to further scheduled payments totaling $5 million. On March 5, 2013, the Puncak Kalabat Option was superceded and replaced when the Company signed a non-binding Purchase Agreement (the “Puncak Kalabat Agreement”). Under the terms of the Puncak Kalabat Agreement, the Company paid an additional $50,000 and will make further scheduled payments of $50,000 on or before March 31, 2013, $395,000 on or before April 30, 2013, $2,500,000 on or before June 30, 2013 and a final payment of $2,000,000 on or before December 31, 2013.

Financing

From October 2011 to December 2011, the Company sold and issued convertible notes (the “Notes”) and warrants to accredited investors. The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, the Company is not in default as of December 31, 2011. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the Notes, the subscriber also received a warrant to purchase shares of the Company’s common stock at an exercise price of $.30 per share that has an exercise date that expires two years from the date of the closing of the private placement offering. The Company received $1,025,000 for the sale of $1,025,000 in principal amount of notes and issued 1,025,000 warrants in connection with this private placement.

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

From September 21, 2012 through December 31, 2012 the Company secured $51,000 in loans in the form of short-term promissory notes. The promissory notes have a term ranging from thirty days to one year and pay compound interest of five percent per annum. Where applicable the loans with a shorter term have been extended. Under the terms of the short-term promissory notes, the Company is not in default.

From January 1, 2013 through February 7, 2013 the Company secured $4,500 in loans in the form of short-term promissory notes. The promissory notes have a term ranging from thirty days to 90 days and pay compound interest of five percent per annum. Where applicable the loans with a shorter term have been extended. Under the terms of the short-term promissory notes, the Company is not in default. See discussion Note 14 Subsequent Events.

On February 15, 2013, the Company secured $250,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period. Actual results could differ materially from the estimates.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, cash consists of a checking account and money market account held by financial institutions.

Employee Advances

Employee advances consist of advances to employees for general business purposes, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off. During the year ended December 31, 2012, all of the employee advances outstanding at December 31, 2011 were collected.

Mine Exploration and Development Costs

The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From September 22, 2009 (date of inception) through December 31, 2012, the Company had not incurred any mine development costs.

Mine Properties

The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties as of December 31, 2012.

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

For the years ended December 31, 2012 and 2011, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2012 and 2011 consisted of net income and foreign currency translation adjustments.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2012 and 2011.

F-3	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from September 22, 2009 (date of inception) through December 31, 2012.

F-4	Consolidated Statement of Changes in Stockholders’ Deficiency for the period from September 22, 2009 (date of inception) through December 31, 2012.

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from September 22, 2009 (date of inception) through December 31, 2012.

F-6	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of
Borneo Resource Investments Ltd.
Bothell, Washington

We have audited the accompanying consolidated balance sheets of Borneo Resource Investments Ltd. and its subsidiaries (the “Company”), an exploratory stage company, as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of two years in the period ended December 31, 2012 and for the period from September 22, 2009 (date of inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, and for the period from September 22, 2009 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 of the accompanying consolidated financial statements, the Company is in an exploratory stage, has no revenue and has incurred losses since inception as of December 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
March 29, 2013

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalent	$1,190	$231,565
Restricted cash	-	39,980
Employee advances	-	10,773
Total current assets	1,190	282,318

Other assets:
Deposits	2,818	5,416
Total other assets	2,818	5,416

Total assets	$4,008	$287,734

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$313,636	$60,666
Convertible notes payable net of deferred debt discount $0 and $908,286 as of December 31, 2012 and 2011 respectively	75,000	116,714
Promissory notes	51,382	-
Total current liabilities	440,018	177,380

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock; $0.001 par value; 100,000,000 shares authorized, none issued and outstanding as of December 31, 2012 and 2011	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized, 73,235,459 and 69,595,205 shares issued and outstanding as of December 31, 2012, and 2011 respectively	73,236	69,595
Additional paid in capital	2,428,961	1,144,525
Deficit accumulated during the exploratory stage	(2,938,207)	(1,103,766)
Total stockholders' equity (deficit)	(436,010)	110,354

Total liabilities and stockholders' equity (deficit)	$4,008	$287,734

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended		For the period September 22, 2009 (date of inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

OPERATING EXPENSES:
Selling, general and administrative	$885,669	$861,466	$1,807,313

Total operating expenses	885,669	861,466	1,807,313

Loss from operations	885,669	861,466	1,807,313

OTHER INCOME (EXPENSE):
Interest income	7	113	120
Interest expense	(40,493)	(30,520)	(71,013)
Amortization of debt discount	(908,286)	(116,714)	(1,025,000)

Loss before provision for income taxes	(1,834,441)	(1,008,587)	(2,903,206)

Provision for income taxes:
Current	-	-	-
Deferred	-	-	-
Total income taxes	-	-	-

NET LOSS	$(1,834,441)	$(1,008,587)	$(2,903,206)

Net loss per common share (basic and fully diluted)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and fully diluted	71,043,464	63,349,912

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period September 22, 2009 (date of Inception) through December 31, 2012

				(Deficit)
				Accumulated
			Additional	During
	Common stock		Paid in	Exploratory
	Shares	Amount	Capital	Stage	Total

Balance at the date of inception, September 22, 2009	-	$-	$-	$-	$-
Issuance of common stock in September 2009 @$0.001 per share for services to founder	60,178,073	60,178	-	(60,178)	-
Balance, December 31, 2009	60,178,073	60,178	-	(60,178)	-
Net loss for the period ended December 31, 2010	-	-	-	-	-
Balance, December 31, 2010	60,178,073	60,178	-	(60,178)	-
Issuance of common stock in August 2011 @ $0.001 per share for acquisition of Interich International Limited	3,167,272	3,167	-	(3,167)	-
Net Payables, debt and cash acquired	-	-	-	(31,834)	(31,834)
Issuance of common stock in August 2011 @ $0.005 per share on conversion of debt	6,154,860	6,155	24,620	-	30,775
Issuance of common stock for cash in December 2011 @ $1.00 per share	95,000	95	94,905		95,000
Beneficiary conversion feature on convertible notes & warrants	-	-	1,025,000	-	1,025,000
Net loss for the year ended December 31, 2011	-	-	-	(1,008,587)	(1,008,587)
Balance, December 31, 2011	69,595,205	69,595	1,144,525	(1,103,766)	110,354
Issuance of common stock for cash in January 2012 @ $1.00 per share	80,000	80	79,920		80,000
Issuance of common stock in May 2012 @ $0.30 per share on conversion of debt & accrued interest	2,453,532	2,454	733,606		736,060
Issuance of common stock for cash in June 2012 @ $1.00 per share	100,000	100	99,900		100,000
Issuance of common stock in July 2012 @ $0.30 per share on conversion of debt & accrued interest	715,909	716	214,057		214,773
Issuance of common stock for cash in July 2012 @ $1.00 per share	100,000	100	99,900		100,000
Issuance of common stock in August 2012 @ $0.30 per share on conversion of debt & accrued interest	190,813	191	57,053		57,244
Net loss for the year ended December 31, 2012	-	-	-	(1,834,441)	(1,834,441)
Balance, December 31, 2012	73,235,459	$73,236	$2,428,961	$(2,938,207)	$(436,010)

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended		For the period September 22, 2009 (date of inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,834,441)	$(1,008,587)	$(2,903,206)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of deferred debt discount on convertible notes	908,286	116,714	1,025,000
Non-cash expenses	-	25,000	25,000
Common stock issued in exchange for services	-		60,178
Changes in operating assets and liabilities:
Employee advances	10,773	(10,773)	-
Deposits and restricted cash	42,578	(45,396)	(2,818)
Accounts payable and accrued interest	311,429	59,496	370,925
Net cash used in operating activities	(561,375)	(863,546)	(1,424,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger transaction	-	111	111
Net cash provided by investing activities	-	111	111

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	1,000,000	1,000,000
Proceeds from promissory notes	51,000	-	51,000
Proceeds from the sale of common stock	280,000	95,000	375,000
Net cash provided by financing activities	331,000	1,095,000	1,426,000

Net (decrease) increase in cash and cash equivalents	(230,375)	231,565	1,190

Cash and cash equivalents at beginning of period	231,565	-	-

Cash and cash equivalents at end of period	$1,190	$231,565	$1,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,495	$-	$5,495
Cash paid during the period for income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to the shareholders of Interich International Limited	$-	$3,167	$3,167
Liabilities assumed on merger, net of $111 of cash	$-	$31,834	$31,834
Common stock issued for conversion of notes payable and accrued interest	$1,008,077	$-	$1,008,077
Beneficial conversion feature on convertible notes & warrants	$-	$1,025,000	$1,025,000

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 1 – NATURE OF OPERATIONS

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

Borneo’s mission is to develop a diverse platform of natural resource concession assets in Indonesia. The Company is targeting Borneo, Indonesia, one of the world largest areas of high grade thermal coal reserves, through acquisition of coal mining concessions and licenses with verified reserves and export potential. Currently, the Company holds only one coal mining concession acquired by Interich from PT Chaya Meratus Primecoal. With the exception of this concession, the company has only entered into memorandums of understanding or letters of intent with concession holders that are not legally binding on either the concession holder or the Company until the parties enter into definitive agreements which will require the company to pay fees and conduct due diligence. Indonesia is home to some of the richest deposits of steaming coal in the world. The Indonesian government has, for many years been awarding coal mining exploration and licenses to local indigenous groups. With strong relationships with local licensees, through two of its executive officers, the Company has created preferential access to these concession opportunities. Upon entering into agreements to acquire concessions, the Company will market the properties to mining companies and other interested parties. The Company, when presented with the opportunity to do so, will seek to acquire concessions in other regions of Indonesia. Further, Borneo is creating a trading platform for thermal coal concessions and individual coal deposits through arbitrage between Indonesia supply chains and major energy importing nations including India and China.

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

The Company signed a non-binding Option Agreement dated January 29, 2013 (the “Puncak Kalabat Option”) to acquire 100% of PT Puncak Kalabat (“Puncak Kalabat”), which is the holder of a 50 hectare working gold mine in the North Minahasa Regency of North Sulawesi Province, Republic of Indonesia. Under the terms of the Puncak Kalabat Option, the Company paid $5,000 and agreed to further scheduled payments totaling $5 million. On March 5, 2013, the Puncak Kalabat Option was superceded and replaced when the Company signed a non-binding Purchase Agreement (the “Puncak Kalabat Agreement”). Under the terms of the Puncak Kalabat Agreement, the Company paid an additional $50,000 and will make further scheduled payments of $50,000 on or before March 31, 2013, $395,000 on or before April 30, 2013, $2,500,000 on or before June 30, 2013 and a final payment of $2,000,000 on or before December 31, 2013. See discussion Note 14 Subsequent Events.

On March 22, 2013, the Company executed a Purchase Agreement (the “Ratatotok Property Agreement”), with Puncak Kalabat, to acquire a 30 hectare property (“Ratatotok Property”) in the Southeast Minahasa Regency of the North Sulawesi Province for $2,000,000. Under the terms of the Ratatotok Property Agreement, the Company paid Puncak $5,000 and has agreed to pay to Puncak a further $45,000 on or before April 30, 2013, a further $450,000 on or before June 30, 2013, and a final payment of $1,500,000 on or before December 31, 2013.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 1 – NATURE OF OPERATIONS (Continued)

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

The Company’s year end is December 31.

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2012, the Company has accumulated losses of $2,938,207.

NOTE 2 – MERGER AND RECAPITALIZATION

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

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 3 – CONCESSION ACQUISITION

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

NOTE 4 – BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation
The accompanying consolidated financial statements include the financial statements of Borneo and its subsidiary (refer below table) are prepared to conform to accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions were eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the year ended December 31, 2012, are not necessarily indicative of the results that may be expected for future periods.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship

Borneo Resource Investments Limited	-	Corporation	Nevada	Parent
Interich International Limited	100%	Corporation	British Virgin Isl.	Holding Sub

Interich’s operating activities did not begin until July 1, 2011.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 4 – BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES (Continued)

Going Concern Uncertainties
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has incurred a deficit accumulated during the exploratory stage of $2,938,207 and used $561,375 in cash for operating activities for the year ended December 31, 2012. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

The accompanying consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of consolidated financial statements are as follows:

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reported period. Actual results could differ materially from the estimates.

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, cash consists of a checking account and money market account held by financial institutions.

Employee Advances
Employee advances consist of advances to employees for general business purposes, with no stated interest rate or due date. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off. During the year ended December 31, 2012, all of the employee advances outstanding at December 31, 2011 were collected.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mine Exploration and Development Costs
The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From September 22, 2009 (date of inception) through December 31, 2012, the Company had not incurred any mine development costs.

Mine Properties
The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties as of December 31, 2012.

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

For the years ended December 31, 2012 and 2011, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012 and 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2012 and 2011.

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the year ended December 31, 2012, and for the period September 22, 2009 (date of inception) through December 31, 2012, consisted of net income and foreign currency translation adjustments.

Stock Based Compensation
The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of December 31, 2012 and 2011, the Company did not have any issued and outstanding stock options.

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

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from September 22, 2009 (date of inception) through December 31, 2012.

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

NOTE 6 – PRIVATE PLACEMENT OFFERING FOR CONVERTIBLE NOTES AND WARRANTS

In July 2011, the Company initiated a private placement offering under which Senior Secured Convertible Notes (“Notes”) and Common Stock Warrants (“Warrants”) will be issued. See discussion in Note 8 Convertible Notes Payable and Note 10 Warrants.

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, effective October 31, 2012, two Notes with principal amounts totaling $75,000 are in default, and as provided for under the terms of the Notes the interest rate increased to 14% per annum. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the Notes, the subscriber also receive a warrant to purchase shares of the Company’s common stock at an exercise price of $.30 per share that has an exercise date that expires two years from the date of the closing of the private placement offering.

The offering for Notes and Warrants closed in 2011. At the time of the closing of the private placement offering for Notes and Warrants, the Company had received $1,025,000.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 7 – PRIVATE PLACEMENT OFFERING FOR EQUITY

On November 17, 2011, the Company initiated a private placement offering under which it intends to sell 1,000,000 shares of the Company’s common stock for $1 per share. As of December 31, 2011, the company sold and issued 95,000 shares. Between December 31, 2011 and 2012, the Company had sold and issued an additional 280,000 shares, bringing the total sold and issued under the terms of this offering to 375,000 shares.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable represents amounts received from unrelated lenders under the terms of the private placement offering for Senior Secured Convertible Notes (“Notes”). See discussion in Note 6 Private Placement Offering For Convertible Notes and Warrants.

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, effective October 31, 2012, two Notes with principal amounts totaling $75,000 are in default, and as provided for under the terms of the Notes the interest rate increased to 14% per annum. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the convertible notes, the subscriber to the private placement also received a two year warrant (i.e. 1,025,000 warrants), from the date of the closing of the private placement offering to purchase shares of the Company’s common stock at exercise price of $0.30 per share. At December 31, 2012 and 2011 convertible notes were comprised of the following:

	December 31, 2012	December 31, 2011

Senior Secured Convertible Promissory Note (net of unamortized debt discount of $0 at December 31, 2012 and $908,286 at December 31, 2011)	$-	$116,714
Less: Current portion	$-	$(116,714)
Long Term portion	$-	$-

The Notes had a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount was amortized over the original one-year term of the Notes as additional interest expense. For the year ended December 31, 2012 and 2011, $908,286 and $116,714 respectively was amortized and shown as interest expense.

As of December 31, 2012, principal of $950,000 plus accrued interest of $58,077 had been converted to common stock by the terms of the notes.

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

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 9 – CAPITAL STOCK

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

As of December 31, 2012 and 2011, there were no shares of preferred stock issued and outstanding.

Common stock
The Company authorized the issuance of 400,000,000 shares of common stock, par value $0.001.

As of December 31, 2012 and 2011, respectively there were 73,235,459 and 69,595,205 shares of common stock issued and outstanding.

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

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 10 – WARRANTS

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2012 and 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price

$0.30	1,025,000	0.83	$0.30	1,025,000	$0.30

Transactions involving the Company’s warrant issuance are summarized as follows:

Stock Warrants
Weighted Average
Exercise
	Shares	Price

Outstanding at December 31, 2010	—	$-
Granted in 2011	1,025,000	0.30
Cancelled	—	—
Expired	—	—
Exercised	—	—
Outstanding at December 31, 2012	1,025,000	$0.30

During the year ended December 31, 2011, the Company has issued 1,025,000 warrants to the Note holder (see discussion Note 6 Private Placement Offering For Convertible Notes and Warrants). During the year ended December 31, 2012 no warrants were cancelled, expired or were exercised. The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model. See discussion Note 6 Private Placement Offering For Convertible Notes and Warrants and Note 8 Convertible Notes Payable.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company signed a non-binding Option Agreement dated January 29, 2013 (the “Puncak Kalabat Option”) to acquire 100% of PT Puncak Kalabat (“Puncak Kalabat”), which is the holder of a 50 hectare working gold mine in the North Minahasa Regency of North Sulawesi Province, Republic of Indonesia. Under the terms of the Puncak Kalabat Option, the Company paid $5,000 and agreed to further scheduled payments totaling $5 million. On March 5, 2013, the Puncak Kalabat Option was superceded and replaced when the Company signed a non-binding Purchase Agreement (the “Puncak Kalabat Agreement”). Under the terms of the Puncak Kalabat Agreement, the Company paid an additional $50,000 and will make further scheduled payments of $50,000 on or before March 31, 2013, $395,000 on or before April 30, 2013, $2,500,000 on or before June 30, 2013 and a final payment of $2,000,000 on or before December 31, 2013. See discussion Note 14 Subsequent Events.

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

Loans

From September 21, 2012 through December 31, 2012 the Company secured $51,000 in loans in the form of short-term promissory notes. The promissory notes have a term ranging from thirty days to one year and pay compound interest of five percent per annum. Where applicable the loans with a shorter term have been extended. Under the terms of the short-term promissory notes, the Company is not in default.

From January 1, 2013 through February 7, 2013 the Company secured $4,500 in loans in the form of short-term promissory notes. The promissory notes have a term ranging from thirty days to 90 days and pay compound interest of five percent per annum. Where applicable the loans with a shorter term have been extended. Under the terms of the short-term promissory notes, the Company is not in default. See discussion Note 14 Subsequent Events.

On February 15, 2013, the Company secured $250,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 12 Related Party Transactions and Note 14 Subsequent Events.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 12 – RELATED PARTY TRANSACTIONS

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

On February 15, 2013, Mr. Ollquist loaned the Company $250,000 in the form of long-term promissory note. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 11 Commitments and Contingencies and Note 14 Subsequent Events.

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

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

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

At December 31, 2012, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2,903,000, which expires in the year 2030, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2030	$2,903,000

Tax Asset	987,020
Less valuation allowance	(987,020)
Balance	$—

Net operating loss carry forwards December 31, 2012 (estimated)	$2,903,000
Balance	$2,903,000

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2012, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

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

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred Tax Asset: (Liability)
Net operating loss carry forward	$987,020
Subtotal	987,020
Valuation allowance	(987,020)
Net Deferred Tax Asset (Liability)	$—

NOTE 14 – SUBSEQUENT EVENTS

Loans

From January 1, 2013 through February 7, 2013 the Company secured $4,500 in loans in the form of short-term promissory notes. The promissory notes have a term ranging from thirty days to 90 days and pay compound interest of five percent per annum. Where applicable the loans with a shorter term have been extended. Under the terms of the short-term promissory notes, the Company is not in default. See discussion Note 11 Commitments and Contingencies.

On February 15, 2013, the Company secured $250,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 11 Commitments and Contingencies and Note 12 Related Party Transactions.

Agreements

On January 29, 2013, the Company signed a non-binding Option Agreement (the “Puncak Kalabat Option”) to acquire 100% of PT Puncak Kalabat (“Puncak Kalabat”), which is the holder of a 50 hectare working gold mine in the North Minahasa Regency of North Sulawesi Province, Republic of Indonesia. Under the terms of the Puncak Kalabat Option, the Company paid $5,000 and agreed to further scheduled payments totaling $5 million. On March 5, 2013, the Puncak Kalabat Option was superceded and replaced when the Company signed a non-binding Purchase Agreement (the “Puncak Kalabat Agreement”). Under the terms of the Puncak Kalabat Agreement, the Company paid an additional $50,000 and will make further scheduled payments of $50,000 on or before March 31, 2013, $395,000 on or before April 30, 2013, $2,500,000 on or before June 30, 2013 and a final payment of $2,000,000 on or before December 31, 2013. See discussion Note 11 Commitments and Contingencies.

On March 22, 2013, the Company executed a Purchase Agreement (the “Ratatotok Property Agreement”), with Puncak Kalabat, to acquire a 30 hectare property (“Ratatotok Property”) in the Southeast Minahasa Regency of the North Sulawesi Province for $2,000,000. Under the terms of the Ratatotok Property Agreement, the Company paid Puncak $5,000 and has agreed to pay to Puncak a further $45,000 on or before April 30, 2013, a further $450,000 on or before June 30, 2013, and a final payment of $1,500,000 on or before December 31, 2013.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2012 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below are our present directors and executive officers. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

Name	Age	Present Position and Offices

Nils A. Ollquist	55	President, Chief Executive Officer and Director
Carlo Muaja	44	Chief Operating Officer and Director
R. Scott Chaykin	57	Treasurer, Chief Financial Officer Principal Accounting Officer and Secretary

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Nils A. Ollquist was appointed as a director and our Chief Executive Officer and President on the Merger Date. Since 1993, Mr. Ollquist has been the Managing Director of OFS Capital Group, a company providing business advisory services in the Asia. He began his career in the Australian Treasury where he was involved in International Capital Markets issues and infrastructure financing. During this time he also served as Senior Executive Assistant to the Secretary of the Treasury, Sir Frederick Wheeler. Mr. Ollquist has worked for a major resources bank in Amsterdam, and in corporate finance in New York, Los Angeles and Sydney. He was an early pioneer in China-based investments, having founded Orient Packaging Holdings in Wuhan, China in 1997. The company subsequently listed in the United States and ultimately sold to a Canadian-listed forest products group. Mr. Ollquist served as a director of China Premium Lifestyle Enterprise, Inc. from February 2009 to August 2009. Mr. Ollquist is qualified to serve as an officer and director of the Company as a result of over 30 years of international banking and corporate finance experience in Australia and Asia, including business activities in Indonesia since 1993. His activities include several years as a specialist project and resource finance manager with a major European bank, and extensive experience in coal and iron ore financing in his native Australia.

Carlo Muaja was appointed as a director and our Chief Operating Officer on the Merger Date. For more than five years he has served as a consultant advising coal mining companies in Indonesia and other countries in the region in his individual capacity and not for any consulting entity. As our Chief Operating Officer, Mr. Muaja is responsible for development and execution of the Company’s concession acquisition strategy. Mr. Muaja is an Indonesian national based in Hong Kong. He was born in East Kalimantan province, Sumatra, Indonesia. He was educated in Asia and United States and spent several years as an auditor in the United States. Mr. Muaja is qualified to serve as an officer and director because of his strong network of relationships in both the government and private sector in Indonesia.

R. Scott Chaykin was appointed as our Chief Financial Officer, Treasurer and Secretary as of the Merger Date. Since 1989 he has served as a consultant and has been involved with a number of companies in the capacities of controller, chief financial officer or financial consultant. As a consultant, he served as the Chief Financial Officer of Seattle Sports Sciences, Inc. from November 2005 to November 2009 and as Chief Financial Officer of AWG International, Inc. from May 2010 to August 2011. He is a CGMA and US CPA with over 30 years of hands-on experience in financial and administrative management, corporate structuring and compliance. He is qualified to serve as an officer of the Company due to his strengths in strategic planning, regulatory compliance, operations, financial modeling, sales and marketing. His experience includes regulatory affairs, risk management, human resources, management accounting, corporate governance and public company reporting and compliance.

None of the directors and officers is related to any other director or officer of the Company.

Significant Employees

We have no employees other than our executive officers who are independent contractors. We have in the past and intend in the future to hire independent geologists, engineers and excavation subcontractors on an as needed basis.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees as listed in Section 401(f) of Regulation S-K within the past ten years material to the evaluation of the ability and integrity of any director and executive officer of the Company.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Our code of ethics is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been timely met, except Messrs. Ollquist, Muaja, Chaykin and Matin were late in filing their Forms 3.

Corporate Governance.

Director Independence. We have no independent members on our Board of Directors as that term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Audit Committee and Charter

We do not have an audit committee and are not required to have an audit committee because we are not a listed security. We do not believe that the addition of such an expert would add anything meaningful to the Company at this time. It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development.

Item 11. Executive Compensation

Summary of Compensation of Executive Officers

The following summary compensation table sets forth information concerning all compensation awarded to, earned by, or paid to the named executive officers during the fiscal years ended December 31, 2012, 2011 and 2010 to our principal executive officers and principal financial officers. No other officer or person received total annual compensation in excess of $100,000 since in our date of incorporation.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Nils A. Ollquist, Chief Executive Officer	2012	240,000	-	-	240,000
	2011	70,785	-	-	70,785
	2010	-	-	-	-

R. Scott Chaykin, Chief Financial Officer	2012	180,000	-	-	180,000
	2011	21,500	-	-	21,500
	2010	-	-	-	-

Jerry Smith, President (Former Principal	2012	-	-	-	-
Executive Officer and Principal Financial Officer)	2011	9,100	-	-	9,100
	2010	2,500	-	-	2,500

Stock Options/SAR Grants

No grants of stock options or stock appreciation rights have been made since our inception.

Compensation of Directors

No cash compensation was paid to our directors for their services as directors since our inception. We have no standard arrangement pursuant to which our directors are to be compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director.

Employment Contracts and Termination of Employment or Change of Control

All of our officers serve as independent contractors. Nils A. Ollquist, our Chief Executive Officer, R. Scott Chaykin, our Chief Financial Officer, have consulting agreements that pay them monthly compensation of $20,000 and $15,000 respectively.

Both agreements expire on September 30, 2013 but shall be automatically renewed for consecutive one year periods unless either party provides a written notice of non-renewal for any reason at least sixty days prior to the expiration date. The Company agrees to reimburse the offices for reasonable out-of-pocket and travel expenses but each officer needs to obtain the Company’s approval before incurring expenses that exceed $1,000 in any one-month period. The agreements also include standard indemnification provisions where the Company will indemnify each officer for claims against the officer.

The Company has an oral agreement to pay Carlo Muaja. HK$25,000 (approximately US$3,400) each month. The oral agreement with Mr. Muaja expires on September 30, 2013 but shall be automatically renewed for consecutive one year periods unless the Company or Mr. Muaja provides a written notice of non-renewal for any reason at least sixty days prior to the expiration date. The Company agrees to reimburse Mr. Muaja for reasonable out-of-pocket and travel expenses but Mr. Muaja needs to obtain the Company’s approval before incurring expenses that exceed $1,000 in any one-month period. The oral agreement also include standard indemnification provisions where the Company will indemnify Mr. Muaja for claims against Mr. Muaja.

We have no other plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of their engagement (as a result of resignation or retirement).

The Board of Directors approved the agreements with the officers of The Company and believe the compensation is fair for officers with experience of the individuals serving the Company. As the Company grows, it will establish a compensation committee to review these agreements. Our directors do not receive any compensation for serving as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 15, 2013 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Name and Address	Amount and Nature of Beneficial Ownership*	Percent of Class

Nils A. Ollquist (1)	26,570,133	36.3%
Carlo Muaja (1)	15,044,518	20.6%
R. Scott Chaykin (1)	395,766	**
All officers and directors as a group (3 persons)	42,010,417	57.4%

George Matin (2)	17,153,422	23.5%

*
Based on 73,235,459 shares of common stock issued and outstanding as of March 15, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

**	Less than 1%.

(1) c/o Borneo Resource Investments Ltd., 19125 North Creek Parkway, Suite 120, Bothell, Washington 98011
(2) c/o OFS Capital Group. 1801 Avenue Of The Stars, Los Angeles, CA 90067

Changes in Control

There are no present arrangements known to the Company, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the Company.

No Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

In connection with the merger, Borneo issued 60,178,073 restricted common shares to stockholders of Interich. In addition, holders of convertible debt exchanged their notes for 6,154,860 of the Company’s common shares. The issued and outstanding number of common shares subsequent to the merger and the exchange of convertible debt was 69,500,205.

Nils Ollquist, the Company’s Chairman of the Board, Chief Executive Officer and President, was the largest shareholder of Interich prior to the Merger. As a result of the merger and Mr. Ollquist’s ownership of Interich, Mr. Ollquist was issued 27,080,133 restricted shares of Common Stock of Borneo. In addition, Mr. Ollquist is a principal and owner of 50% of OFS Capital Group (“OFS”), a company that Borneo has retained under a management agreement for which Mr. Ollquist received no compensation.

On February 15, 2013, Mr. Ollquist loaned the Company $250,000 in the form of long-term promissory note. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default.

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

George Matin, a non-equity principal of OFS, was a shareholder of Interich prior to the Merger. As a result of the Merger and Mr. Matin’s ownership of Interich, Mr. Matin was issued 18,053,422 restricted shares of Common Stock of Borneo.

On August 1, 2011, the Company entered into a management agreement with OFS. OFS has been retained to assist the Company in planning, managing, and conducting its business operations. The agreement has an initial term of two years, and the Company pays OFS $5,000 per month plus approved expenses. From August 1, 2011 to December 31, 2011, the Company paid OFS $25,000 in connection with this agreement. This agreement was terminated in July 2012.

In the normal course of business, our officers may be advanced business expenses which do not bear interest and are repayable on demand. As of December 31, 2011, the Company had an advance receivable from Mr. Ollquist totaling $10,733 which has been repaid to the Company.

Other than the transactions described above, there have been no transactions or proposed transactions in which we or any of our subsidiaries was or is to be a party (a) in which the amount involved exceeds the lesser of $120,000 at year-end or 1% of the average of the Company’s total assets for the last two fiscal years and (b) in which any of our promoters (Nils A. Ollquist and George Matin), directors, executive officers or beneficial holders of more than 5% of the outstanding shares of Common Stock, or any member of the immediate family of any of the foregoing persons, had, has or will have any direct or indirect material interest. Other than the transactions described above, neither of our promoters (Nils A. Ollquist and George Matin) received anything of value or is entitled to receive anything of value from the Company.

Director Independence

Our board of directors currently consists of Nils A. Ollquist and Carlo Muaja. Messrs. Ollquist and Muaja are executive officers of the Company. We do not currently have any independent directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was: $31,946 and $14,457 for the year ended December 31, 2012 and 2011 respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2012 and 2011, respectively we were billed a total of $0 and $0 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended December 31, 2012 and 2011, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

The following documents are included herein:

Exhibit No.	Name of Exhibit

3.1(1)	Articles of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Agreement and Plan of Merger by end between Aventura Resorts, Inc. and Interich International Limited
10.2 (1)	Form of convertible note
10.3 (1)	Form of warrant
10.4 (1)	Contract with Nils. A. Ollquist, Chief Executive Officer
10.5 (1)	Contract with R. Scott Chaykin, Chief Financial Officer
10.6 (2)	Management Agreement with Orient Financial Services
10.7 (3)	Transfer and Assignment of Right over Shares for PT Chaya Meratus Primecoal
10.8 (4)	Description of an oral employment agreement between Carlo Muaja and the Company
10.9 (3)	Memorandum of Understanding, dated October 7, 2011, with PT Integra Prima Coal
10.10 (3)	Share Sale Purchase Pre-Contract Agreement, dated March 15, 2012 to acquire 75% of PT Batubaraselaruas Sapta
10.11 (5)	Purchase Agreement, dated March 5, 2013,with PT Puncak Kalabat for Gold Property
10.12*	Promissory Note with Nils A. Ollquist
10.13 (6)	Purchase Agreement, dated March 22, 2013, with PT Puncak Kalabat Ratatotok Property
21*	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed with the Securities and Exchange Commission, on May 11, 2012, as an exhibit to the Registrant’s Registration Statement on Form 10, which exhibit is incorporated herein by reference.
(2)
Filed with the Securities and Exchange Commission, on July 12, 2012, as an exhibit to the Registrant’s Registration Statement on Form 10, Amendment #1 which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission, on November 9, 2012, as an exhibit to the Registrant’s Registration Statement on Form 10, Amendment #5 which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission, on October 22, 2012, as an exhibit to the Registrant’s Registration Statement on Form 10, Amendment #4 which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission, on March 11, 2013, as an exhibit to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.
(6)	Filed with the Securities and Exchange Commission, on March 28, 2013, as an exhibit to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.
______________
* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April 2013.

BORNEO RESOURCE INVESTMENTS LTD.

By:	/s/ Nils Ollquist
Nils Ollquist
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 1, 2013 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Nils Ollquist	President and Chief Executive Officer,
Nils Ollquist	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Carlo Muaja	Director
Carlo Muaja

/s/ R. Scott Chaykin	Chief Financial Officer
R. Scott Chaykin	(Principal Financial Officer and Principal Accounting Officer)