Form 10-Q
period 2013-03-31
Borneo Resource Investments Ltd.
filed 2013-05-15
CIK 1355732

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2013

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

There were 73,285,459 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 10, 2013.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 and for the period from September 22, 2009 (date of inception) through March 31, 2013 (unaudited)	4
	Condensed Consolidated Statement of Stockholder’s Equity (Deficit) for the period September 22, 2009 (date of inception) through March 31, 2013 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period from September 22, 2009 (date of inception) through March 31, 2013 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4	Controls and Procedures	31

PART II

Item 1.	Legal Proceedings	33
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
SIGNATURES		34

PART I

ITEM 1. FINANCIAL STATEMENTS

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$38,988	$1,190
Prepaid project expenses	60,000	-
Total current assets	98,988	1,190

Other assets:
Deposits	2,818	2,818
Total other assets	2,818	2,818

Total assets	$101,806	$4,008

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$340,221	$313,636
Convertible notes payable net of deferred debt discount of $0 as of March 31, 2013 and December 31, 2012 respectively	75,000	75,000
Promissory notes - short-term	52,985	51,382
Total current liabilities	468,206	440,018

Promissory notes - long-term	251,507	-

Commitments and contingencies	-	-

Stockholders' Deficit:
Preferred stock; $0.001 par value; 100,000,000 shares authorized, none issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized, 73,235,459 shares issued and outstanding as of March 31, 2013, and December 31, 2012 respectively	73,236	73,236
Additional paid in capital	2,428,961	2,428,961
Deficit accumulated during the exploratory stage	(3,120,104)	(2,938,207)
Total stockholders' deficit	(617,907)	(436,010)

Total liabilities and stockholders' deficit	$101,806	$4,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,	For the three months ended March 31,	For the period September 22, 2009 (date of inception) through March 31,
	2013	2012	2013
OPERATING EXPENSES:
Selling, general and administrative	$177,143	$320,819	$1,984,456

Total operating expenses	177,143	320,819	1,984,456

Loss from operations	177,143	320,819	1,984,456

OTHER INCOME (EXPENSE):
Interest income	3	3	123
Interest expense	(4,757)	(20,070)	(75,770)
Amortization of debt discount	-	(175,072)	(1,025,000)

Loss before provision for income taxes	(181,897)	(515,958)	(3,085,103)

Provision for income taxes:
Current	-	-	-
Deferred	-	-	-
Total income taxes	-	-	-

NET LOSS	$(181,897)	$(515,958)	$(3,085,103)

Net loss per common share (basic and fully diluted)	$(0.002)	$(0.007)

Weighted average number of common shares outstanding, basic and fully diluted	73,235,459	69,626,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period September 22, 2009 (date of Inception) through March 31, 2013 (Unaudited)

				(Deficit)
				Accumulated
			Additional	During
	Common stock		Paid in	Exploratory
	Shares	Amount	Capital	Stage	Total
Balance at the date of inception, September 22, 2009	-	$-	$-	$-	$-
Issuance of common stock in September 2009 @$0.001 per share for services to founder	60,178,073	60,178	-	(60,178)	-
Balance, December 31, 2009	60,178,073	60,178	-	(60,178)	-
Net loss for the period ended December 31, 2010	-	-	-	-	-
Balance, December 31, 2010	60,178,073	60,178	-	(60,178)	-
Issuance of common stock in August 2011 @ $0.001 per share for acquisition of Interich International Limited	3,167,272	3,167	-	(3,167)	-
Net Payables, debt and cash acquired	-	-	-	(31,834)	(31,834)
Issuance of common stock in August 2011 @ $0.005 per share on conversion of debt	6,154,860	6,155	24,620	-	30,775
Issuance of common stock for cash in December 2011 @ $1.00 per share	95,000	95	94,905		95,000
Beneficiary conversion feature on convertible notes & warrants	-	-	1,025,000	-	1,025,000
Net loss for the period ended December 31, 2011	-	-	-	(1,008,587)	(1,008,587)
Balance, December 31, 2011	69,595,205	69,595	1,144,525	(1,103,766)	110,354
Issuance of common stock for cash in January 2012 @ $1.00 per share	80,000	80	79,920		80,000
Issuance of common stock in May 2012 @ $0.30 per share on conversion of debt & accrued interest	2,453,532	2,454	733,606		736,060
Issuance of common stock for cash in June 2012 @ $1.00 per share	100,000	100	99,900		100,000
Issuance of common stock in July 2012 @ $0.30 per share on conversion of debt & accrued interest	715,909	716	214,057		214,773
Issuance of common stock for cash in July 2012 @ $1.00 per share	100,000	100	99,900		100,000
Issuance of common stock in August 2012 @ $0.30 per share on conversion of debt & accrued interest	190,813	191	57,053		57,244
Net loss for the period ended December 31, 2012	-	-	-	(1,834,441)	(1,834,441)
Balance, December 31, 2012	73,235,459	$73,236	$2,428,961	$(2,938,207)	$(436,010)
Net loss for the period ended March 31, 2013	-	-	-	(181,897)	(181,897)
Balance, March 31, 2013	73,235,459	$73,236	$2,428,961	$(3,120,104)	$(617,907)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended	For the three months ended	For the period September 22, 2009 (date of inception) through
	March 31,	March 31,	March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(181,897)	$(515,958)	(3,085,103)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of deferred debt discount on convertible notes	-	175,071	1,025,000
Non-cash expenses	-	-	25,000
Common stock issued in exchange for services			60,178
Changes in operating assets and liabilities:
Employee advances	-	10,773	-
Prepaid project expenses	(60,000)	-	(60,000)
Deposits and restricted cash	-	44,741	(2,818)
Accounts payable and accrued interest	28,695	125,636	399,620
Net cash used in operating activities	(213,202)	(159,737)	(1,638,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger transaction	-	-	111
Net cash provided by investing activities	-	-	111

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	1,000,000
Proceeds from promissory notes	251,000	-	302,000
Proceeds from the sale of common stock	-	80,000	375,000
Net cash provided by financing activities	251,000	80,000	1,677,000

Net (decrease) increase in cash and cash equivalents	37,798	(79,737)	38,988
Cash and cash equivalents at beginning of period	1,190	231,565	-

Cash and cash equivalents at end of period	$38,988	$151,828	$38,988

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$5,495
Cash paid during the period for income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to the shareholders of Interich International Limited	$-	$-	$3,167
Liabilities assumed on merger	$-	$-	$31,834
Common stock issued for conversion of notes payable and accrued interest	$-	$-	$1,008,077
Beneficial conversion feature on convertible notes & warrants	$-	$-	$1,025,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
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

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS (Continued)

The Company signed a Purchase Agreement dated March 5, 2013 (“Manado Purchase Agreement”) to acquire 100% of a 50 hectare working gold mine in the North Minahasa Regency of North Sulawesi Province, Republic of Indonesia.  The acquisition includes a perpetual license from the Southeast Minahasa Regency as an exploration and production permit.  The Manado Purchase supersedes a non-binding Option Agreement dated January 29, 2013.  Under the terms of the Manado Purchase Agreement, the Company has paid $55,000 and agreed to further scheduled payments for a cumulative total of $5 million.  Under the terms of the Manado Purchase Agreement, the Company will make further scheduled payments of $50,000 on or before March 31, 2013 (paid April 5, 2013), $395,000 on or before April 30, 2013, $2,500,000 on or before June 30, 2013 and a final payment of $2,000,000 on or before December 31, 2013.  Upon receipt of the March 31, 2013 payment, the seller will initiate, execute and deliver the transfer of the property to the Company.  See discussion Note 14 Subsequent Events.

The Company signed a Purchase Agreement dated March 22, 2013 (“Ratatotok Purchase Agreement”) to acquire 100% of a 30 hectare property mine in the Southeast Minahasa Regency of the North Sulawesi Province, Republic of Indonesia.  The acquisition includes a perpetual license from the Southeast Minahasa Regency as an exploration and production permit.  This property forms part of an extensive gold formation which was initially surveyed some 20 years ago that also includes the gold producing property acquired under the terms of the Manado Purchase Agreement.  There are currently no mining operations on this property.  Under the terms of the Ratatotok Purchase Agreement, the Company has paid $5,000 and agreed to further scheduled payments for a cumulative total of $2 million.  Under the terms of the Ratatotok Purchase Agreement, the Company will make further scheduled payments of $45,000 on or before April 30, 2013, $450,000 on or before June 30, 2013 and a final payment of $1,500,000 on or before December 31, 2013.  Upon receipt of the April 30, 2013 payment, the seller will initiate, execute and deliver the transfer of the property to the Company.

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

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2012, the Company has accumulated losses of $3,120,104.  The Company’s year end is December 31.

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
March 31, 2013
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
March 31, 2013
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the period ended March 31, 2013, are not necessarily indicative of the results that may be expected for future periods.

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

Going Concern Uncertainties
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has incurred a deficit accumulated during the exploratory stage of $3,120,104 and used $213,202 in cash for operating activities for the three months ended March 31, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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
March 31, 2013
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

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012, cash consists of a checking account and money market account held by financial institutions.

Prepaid Project Expenses
The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments.  When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described below in Mining Properties.

Mine Exploration and Development Costs
The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From September 22, 2009 (date of inception) through March 31, 2013, the Company had not incurred any mine development costs.

Mine Properties
The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties as of March 31, 2013.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
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

For the periods ended March 31, 2013 and December 31, 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2013 and December 31, 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended March 31, 2013 and December 31, 2012.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2013 and for the period September 22, 2009 (date of inception) through March 31, 2013, consisted of net income and foreign currency translation adjustments.

Stock Based Compensation
The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of March 31, 2013 and December 31, 2012, the Company did not have any issued and outstanding stock options.

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

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from September 22, 2009 (date of inception) through March 31, 2013.

Reliance on Key Personnel and Consultants
The Company retains our three officers, namely our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer as independent contractors.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
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
March 31, 2013
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable represents amounts received from unrelated lenders under the terms of the private placement offering for Senior Secured Convertible Notes (“Notes”). See discussion in Note 6 Private Placement Offering For Convertible Notes and Warrants.

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues.  Under the terms of the Notes, effective October 31, 2012, two Notes with principal amounts totaling $75,000 are in default, and as provided for under the terms of the Notes the interest rate increased to 14% per annum.  The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the convertible notes, the subscriber to the private placement also received a two year warrant (i.e. 1,025,000 warrants), from the date of the closing of the private placement offering to purchase shares of the Company’s common stock at exercise price of $0.30 per share. At March 31, 2013 and December 31, 2012 convertible notes were comprised of the following:

	March 31, 2013	December 31, 2012
Senior Secured Convertible Promissory Note (net of unamortized debt discount of $0 at March 31, 2013 and December 31, 2012)	$75,000	$75,000
Less: Current portion	$(75,000)	$(75,000)
Long Term portion	$-	$-

The Notes had a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount was amortized over the original one-year term of the Notes as additional interest expense. For the three months ended March 31, 2013 and for the year ended December 31, 2012, $0 and $0 respectively was amortized and shown as interest expense.

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
March 31, 2013
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

As of March 31, 2013 and December 31, 2012, there were no shares of preferred stock issued and outstanding.

Common stock
The Company authorized the issuance of 400,000,000 shares of common stock, par value $0.001.

As of March 31, 2013 and December 30, 2012 there were 73,235,459 shares of common stock issued and outstanding.

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

In April 2013, the Company issued 50,000 shares on the exercise of 50,000 common stock warrants at $.30 per share for total consideration of $15,000.  See discussion Note 10 Warrants and Note 14 Subsequent Events.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)
NOTE 10 – WARRANTS

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2013 and December 31, 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.30	1,025,000	0.58	$0.30	1,025,000	$0.30

Transactions involving the Company’s warrant issuance are summarized as follows:

Stock Warrants
Weighted Average
Exercise
	Shares	Price
Outstanding at December 31, 2012	1,025,000	$0.30
Granted in 2013	—	—
Cancelled	—	—
Expired	—	—
Exercised	—	—
Outstanding at March 31, 2013	1,025,000	$0.30

During the year ended December 31, 2011, the Company has issued 1,025,000 warrants to the Note holder (see discussion Note 6 Private Placement Offering For Convertible Notes and Warrants). During the periods ended March 31, 2013 and December 31, 2012 no warrants were cancelled, expired, or were exercised. The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model. See discussion Note 6 Private Placement Offering For Convertible Notes and Warrants and Note 8 Convertible Notes Payable.

In April 2013, 50,000 warrants were exercised at $.30 per warrant for a total of $15,000.  See discussion Note 9 Capital Stock and Note 14 Subsequent Events.

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
March 31, 2013
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

The Company signed a Purchase Agreement dated March 5, 2013 (“Manado Purchase Agreement”) to acquire 100% of a 50 hectare working gold mine in the North Minahasa Regency of North Sulawesi Province, Republic of Indonesia. The Manado Purchase supersedes a non-binding Option Agreement dated January 29, 2013.  Under the terms of the Manado Purchase Agreement, the Company has paid $55,000 and agreed to further scheduled payments for a cumulative total of $5 million.  Under the terms of the Manado Purchase Agreement, the Company will make further scheduled payments of $50,000 on or before March 31, 2013 (paid April 5, 2013), $395,000 on or before April 30, 2013, $2,500,000 on or before June 30, 2013 and a final payment of $2,000,000 on or before December 31, 2013.  Upon receipt of the March 31, 2013 payment, the seller will initiate, execute and deliver the transfer of the property to the Company.  See discussion Note 14 Subsequent Events.

The Company signed a Purchase Agreement dated March 22, 2013 (“Ratatotok Purchase Agreement”) to acquire 100% of a 30 hectare property mine in the Southeast Minahasa Regency of the North Sulawesi Province, Republic of Indonesia.  Under the terms of the Ratatotok Purchase Agreement, the Company has paid $5,000 and agreed to further scheduled payments for a cumulative total of $2 million.  Under the terms of the Ratatotok Purchase Agreement, the Company will make further scheduled payments of $45,000 on or before April 30, 2013, $450,000 on or before June 30, 2013 and a final payment of $1,500,000 on or before December 31, 2013.  Upon receipt of the April 30, 2013 payment, the seller will initiate, execute and deliver the transfer of the property to the Company.

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

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Loans

From September 21, 2012 through December 31, 2012 the Company secured $51,000 in loans in the form of short-term promissory notes.  The promissory notes have a term ranging from thirty days to one year and pay compound interest of five percent per annum.  Where applicable the loans with a shorter term have been extended.  During the period ended March 31, 2013, $3,500 in principal, plus accrued interest of $58 was repaid.  Under the terms of the short-term promissory notes, the Company is not in default.

From January 1, 2013 through February 7, 2013 the Company secured $4,500 in loans in the form of short-term promissory notes.  The promissory notes have a term ranging from thirty days to 365 days and pay compound interest of five percent per annum.  Where applicable the loans with a shorter term have been extended.  Under the terms of the short-term promissory notes, the Company is not in default.  See discussion Note 14 Subsequent Events.

On February 15, 2013, the Company secured $250,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.  See discussion Note 12 Related Party Transactions.

On April 4, 2013, the Company secured $50,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.  See discussion Note 12 Related Party Transactions and Note 14 Subsequent Events.

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

On April 4, 2013, Mr. Ollquist loaned the Company $50,000 in the form of long-term promissory note.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.  See discussion Note 11 Commitments and Contingencies and Note 14 Subsequent Events.

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
March 31, 2013
(Unaudited)

NOTE 13 - INCOME TAXES

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

At March 31, 2013 the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3,085,000, which expires in the year 2031, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At March 31, 2013, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2030	$3,085,000

Tax Asset	1,048,900
Less valuation allowance	(1,048,900)
Balance	$—

Net operating loss carry forwards March 31, 2013 (estimated)	$3,085,000
Balance	$3,085,000

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of March 31, 2013, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

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
March 31, 2013
(Unaudited)

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred Tax Asset: (Liability)

Net operating loss carry forward	$1,048,900
Subtotal	1,048,900
Valuation allowance	(1,048,900)

Net Deferred Tax Asset (Liability)	$—

NOTE 14 - SUBSEQUENT EVENTS

Capital Stock

In April 2013, the Company issued 50,000 shares on the exercise of 50,000 common stock warrants at $.30 per share for total consideration of $15,000.  See discussion Note 9 Capital Stock and Note 10 Warrants.

Loans

On April 4, 2013, the Company secured $50,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.  See discussion Note 11 Commitments and Contingencies and Note 12 Related Party Transactions.

Agreements

On April 5, 2013, the Company made the scheduled payment of $50,000 due under the terms of the Manado Purchase Agreement.  Under the terms of the agreement the seller has initiated the process of delivery of the transfer of the property. See discussion Note 11 Commitments And Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This report contains “forward-looking statements.” Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

In anticipation of the closing of the Interich transaction, on July 13, 2011, the Company effected a 100-to-1 reverse stock split of its issued and outstanding shares of common stock. As a result of the reverse stock split, the Company had 3,167,269 shares outstanding before the merger. In addition, the authorized number of shares of common stock was amended to authorize the Company to issue a total of 500,000,000 shares of capital stock, each with a par value of $0.001, which consists of 400,000,000 shares of common stock and 100,000,000 shares of preferred stock.

In connection with the merger, Borneo issued 60,178,073 restricted common shares to stockholders of Interich. In addition, holders of convertible debt exchanged their notes for 6,154,860 of the Company’s common shares. The issued and outstanding number of common shares subsequent to the merger and the exchange of convertible debt was 69,500,205.

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2012, the Company has accumulated losses of $3,120,104.

Our principal executive offices are located at 19125 North Creek Parkway, Suite 120, Bothell, Washington, 98011 and our telephone number is (425) 329-2622.

Our Business

Borneo’s mission is to develop a diverse platform of natural resource concession assets in Indonesia.  The Company is targeting Borneo, Indonesia, one of the world largest areas of high grade thermal coal reserves, through acquisition of coal mining concessions and licenses with verified reserves and export potential.   Currently, the Company holds only one coal mining concession acquired by Interich from PT Chaya Meratus Primecoal. With the exception of this concession, the company has only entered into memorandums of understanding or letters of intent with concession holders.

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

In addition to coal concessions, the Company is pursuing gold concessions.  Further, Borneo is creating a trading platform for thermal coal concessions and individual coal deposits through arbitrage between Indonesia supply chains and major energy importing nations including India and China.

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

Recent Developments

The Company signed a Purchase Agreement dated March 5, 2013 (“Manado Purchase Agreement”) to acquire 100% of a 50 hectare working gold mine in the North Minahasa Regency of North Sulawesi Province, Republic of Indonesia.  The acquisition includes a perpetual license from the Southeast Minahasa Regency as an exploration and production permit.  The Manado Purchase supersedes a non-binding Option Agreement dated January 29, 2013.  Under the terms of the Manado Purchase Agreement, the Company has paid $55,000 and agreed to further scheduled payments for a cumulative total of $5 million.  Under the terms of the Manado Purchase Agreement, the Company will make further scheduled payments of $50,000 on or before March 31, 2013 (paid April 5, 2013), $395,000 on or before April 30, 2013, $2,500,000 on or before June 30, 2013 and a final payment of $2,000,000 on or before December 31, 2013.  Upon receipt of the March 31, 2013 payment, the seller will initiate, execute and deliver the transfer of the property to the Company.  See discussion Note 14 Subsequent Events.

The Company signed a Purchase Agreement dated March 22, 2013 (“Ratatotok Purchase Agreement”) to acquire 100% of a 30 hectare property mine in the Southeast Minahasa Regency of the North Sulawesi Province, Republic of Indonesia.  The acquisition includes a perpetual license from the Southeast Minahasa Regency as an exploration and production permit.  This property forms part of an extensive gold formation which was initially surveyed some 20 years ago that also includes the gold producing property acquired under the terms of the Manado Purchase Agreement.  There are currently no mining operations on this property.  Under the terms of the Ratatotok Purchase Agreement, the Company has paid $5,000 and agreed to further scheduled payments for a cumulative total of $2 million.  Under the terms of the Ratatotok Purchase Agreement, the Company will make further scheduled payments of $45,000 on or before April 30, 2013, $450,000 on or before June 30, 2013 and a final payment of $1,500,000 on or before December 31, 2013.  Upon receipt of the April 30, 2013 payment, the seller will initiate, execute and deliver the transfer of the property to the Company.

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

Competitive Factors

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties or properties containing reserves of coal and other precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities than us. It is our goal to develop a “land bank” of assets to buy and sell assets and mine coal with strategic partners. This will allow us to source coal from our properties to purchasers quickly and efficiently. It is the Company’s intention to identify strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, it is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of coal mining infrastructure and mining operations for concessions acquired. By working with select strategic partners and using limited recourse project financing, we anticipate we will be able to compete with larger companies with greater resources.

RESULTS OF OPERATIONS

We had no revenues for the three months ended March 31, 2013 and 2012. We reported a net loss of $181,897 and $515,958 during the three months ended March 31, 2013 and 2012 respectively.

The following chart summarizes operating expenses and other income and expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
General and administrative expenses	$177,143	$320,819
Amortization of debt discount	$-	$175,072
Net interest expense	$4,754	$20,067

General and administrative expenses were $177,143 for the three months ended March 31, 2013 and $320,819 for the three months ended March 31, 2012. General and administrative consisted primarily of compensation for our officers and consultants.

Amortization of debt discount and net interest expense were higher in 2012 due to the conversion of our convertible debt described below.

Liquidity and Capital Resources

Cash Flows for the three months ended March 31, 2013

On March 31, 2013, we had a working capital deficit of $369,218 and stockholders’ deficit of $617,907. We had cash and cash equivalents of $38,988. Cash used in operating activities was $213,202 for the three months ended March 31, 2013 which was the result of a net loss of $181,867 and an increase in prepaid project expenses partially offset by an increase in accounts payable and accrued interest.  Cash provided by financing activities for the three months ended March 31, 2013 was $251,000 from the sale of promissory notes.

Promissory Notes

From September 21, 2012 through December 31, 2012, the Company secured $51,000 in loans in the form of short-term promissory notes.  The promissory notes have a term ranging from thirty days to one year and pay compound interest of five percent per annum.  During the period ended March 31, 2013, $3,500 in principal, plus accrued interest of $58 was repaid.  From January 1, 2013 through February 7, 2013 the Company secured $4,500 in loans in the form of short-term promissory notes.  The promissory notes have a term ranging from thirty days to 365 days and pay compound interest of five percent per annum.  Where applicable the loans with a shorter term have been extended.  Under the terms of the short-term promissory notes, the Company is not in default.

On February 15, 2013, the Company secured $250,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.

On April 4, 2013, the Company secured $50,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO under the same terms as the February 15, 2013 promissory note.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.

Convertible Notes

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

As of March 31, 2013, principal of $950,000 plus accrued interest of $58,077 had been converted to common stock by the terms of the notes.  Under the terms of the Notes, effective October 31, 2012, two Notes with principal amounts totaling $75,000 are in default, and as provided for under the terms of the Notes the interest rate increased to 14% per annum.

Liquidity

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern. The general business strategy of the Company is to explore and research existing mineral properties and to potentially acquire further claims either directly or through the acquisition of operating entities. The continued operations of the Company depends upon the recoverability of mineral property reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development of these claims and upon the future profitable production of the claims. While the Company has enough cash to pay all expenses for the next three months, there continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months. Management intends to raise additional capital through promissory note and share issuances to continue its operations and finance its exploration although there can be no assurance that management will be successful in these efforts. Other than the sale of securities, the Company does not have any lines of credit or other arrangements to provide an external source of additional funding at this time.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has incurred a net loss accumulated during the exploratory stage of $3,120,104, used $1,638,123 used in cash for operating activities as of March 31, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

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

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012, cash consists of a checking account and money market account held by financial institutions.

Prepaid Project Expenses
The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments.  When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described below in Mining Properties.

Mine Exploration and Development Costs
The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From September 22, 2009 (date of inception) through March 31, 2013, the Company had not incurred any mine development costs.

Mine Properties
The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties as of March 31, 2013.

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

For the periods ended March 31, 2013 and December 31, 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2013 and for the period September 22, 2009 (date of inception) through March 31, 2013, consisted of net income and foreign currency translation adjustments.

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

Reliance on Key Personnel and Consultants
The Company retains our three officers, namely our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer as independent contractors.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions and prepare, review and submit SEC filings in a timely manner.  This will be more important in the future when the Company adds operations.

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2013, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May 2013.

BORNEO RESOURCE INVESTMENTS LTD.

By:	/s/ Nils A Ollquist
NILS A. OLLQUIST
Chief Executive Officer