Form 10-Q
period 2013-06-30
Borneo Resource Investments Ltd.
filed 2013-08-19
CIK 1355732

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2013

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

There were 73,400,459 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 19, 2013.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012 and for the period from September 22, 2009 (date of inception) through June 30, 2013 (unaudited)	4
	Condensed Consolidated Statement of Stockholder’s Equity (Deficit) for the period September 22, 2009 (date of inception) through June 30, 2013 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period from September 22, 2009 (date of inception) through June 30, 2013 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4	Controls and Procedures	34

PART II

Item 1.	Legal Proceedings	36
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
SIGNATURES		38

PART I

ITEM 1. FINANCIAL STATEMENTS

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$2,923	$1,190
Inventory	2,224	-
Total current assets	5,147	1,190

Property plant & equipment:
Land and other assets	6,939,361	-
Equipment	55,554	-
Accumulated depreciation	(2,315)	-
	6,992,600	-
Other assets:
Deposits	2,818	2,818
Other assets	5,000	-
Total other assets	7,818	2,818

Total assets	$7,005,565	$4,008

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued interest	$362,437	$237,196
Accrued liabilities - mine acquisition	6,780,026	-
Accrued liabilities - other	76,440	76,440
Convertible notes payable net of deferred debt discount of $0 as of June 30, 2013 and December 31, 2012 respectively	75,000	75,000
Promissory notes - short-term	83,860	51,382
Total current liabilities	7,377,763	440,018

Promissory notes - long-term	305,219	-

Commitments and contingencies	-	-

Stockholders' Deficit:

Preferred stock; $0.001 par value; 100,000,000 shares authorized, none issued and outstanding as of June 30, 2013 and December 31, 2012	-	-

Common stock; $0.001 par value; 400,000,000 shares authorized, 73,352,459 shares and 73,235,459 shares issued and outstanding as of June 30, 2013, and December 31, 2012 respectively	73,352	73,236

Additional paid in capital	2,463,894	2,428,961
Deficit accumulated during the exploratory stage	(3,226,179)	(2,938,207)
Noncontrolling interest	11,516	-
Total stockholders' deficit	(677,417)	(436,010)

Total liabilities and stockholders' deficit	$7,005,565	$4,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		For the period September 22, 2009 (date of inception) through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Sales	$212,639	$-	$212,639	$-	$212,639
Costs and expenses
Costs applicable to sales	94,671	-	94,671	-	94,671
Depreciation	2,315	-	2,315	-	2,315
General and administrative	203,508	237,855	380,651	558,674	2,187,964

Net operating loss	(87,855)	(237,855)	(264,998)	(558,674)	(2,072,311)

Other income (expense)
Interest income	1	3	4	6	124
Interest expense	(7,205)	(15,877)	(11,962)	(35,947)	(82,975)
Amortization of debt discount	-	(623,198)	-	(798,270)	(1,025,000)

Loss before provision for income taxes	(95,059)	(876,927)	(276,956)	(1,392,885)	(3,180,162)

Provision for income taxes:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
Total income taxes	-	-	-	-	-

Net Loss	(95,059)	(876,927)	(276,956)	(1,392,885)	(3,180,162)

Net income attributable to noncontrolling interests	11,016	-	11,016	-	11,016

Net loss attributable to Borneo shareholders	$(106,075)	$(876,927)	$(287,972)	$(1,392,885)	$(3,191,178)

Net loss per common share (basic and fully diluted)	$0.00	$(0.01)	$0.00	$(0.02)

Weighted average number of common shares outstanding, basic and fully diluted	73,309,117	70,882,127	73,271,877	70,307,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period September 22, 2009 (date of Inception) through June 30, 2013 (Unaudited)

	Common stock		Additional Paid in	(Deficit) Accumulated During Exploratory	Noncontrolling
	Shares	Amount	Capital	Stage	Interest	Total

Balance at the date of inception, September 22, 2009	-	$-	$-	$-	-	$-
Issuance of common stock in September 2009 @$0.001 per share for services to founder	60,178,073	60,178	-	(60,178)	-	-
Balance, December 31, 2009	60,178,073	60,178	-	(60,178)	-	-

Net loss for the period ended December 31, 2010	-	-	-	-	-	-
Balance, December 31, 2010	60,178,073	60,178	-	(60,178)	-	-

Issuance of common stock in August 2011 @ $0.001 per share for acquisition of Interich International Limited	3,167,272	3,167	-	(3,167)	-	-
Net Payables, debt and cash acquired	-	-	-	(31,834)		(31,834)
Issuance of common stock in August 2011 @ $0.005 per share on conversion of debt	6,154,860	6,155	24,620	-		30,775
Issuance of common stock for cash in December 2011 @ $1.00 per share	95,000	95	94,905			95,000
Beneficiary conversion feature on convertible notes & warrants	-	-	1,025,000	-		1,025,000
Net loss for the period ended December 31, 2011	-	-	-	(1,008,587)		(1,008,587)
Balance, December 31, 2011	69,595,205	69,595	1,144,525	(1,103,766)		110,354

Issuance of common stock for cash in January 2012 @ $1.00 per share	80,000	80	79,920			80,000
Issuance of common stock in May 2012 @ $0.30 per share on conversion of debt & accrued interest	2,453,532	2,454	733,606			736,060
Issuance of common stock for cash in June 2012 @ $1.00 per share	100,000	100	99,900			100,000
Issuance of common stock in July 2012 @ $0.30 per share on conversion of debt & accrued interest	715,909	716	214,057			214,773
Issuance of common stock for cash in July 2012 @ $1.00 per share	100,000	100	99,900			100,000
Issuance of common stock in August 2012 @ $0.30 per share on conversion of debt & accrued interest	190,813	191	57,053			57,244
Net loss for the period ended December 31, 2012	-	-	-	(1,834,441)		(1,834,441)
Balance, December 31, 2012	73,235,459	$73,236	$2,428,961	$(2,938,207)		$(436,010)

Issuance of common stock in April 2013 @ $0.30 per share on conversion warrants	50,000	50	14,950			15,000
Issuance of common stock in May 2013 @ $0.30 per share on conversion warrants	67,000	66	19,983			20,049
Noncontrolling interest in purchase of PT Puncak Kalabat					500	500
Net loss for the period ended June 30, 2013	-	-	-	(287,972)	11,016	(276,956)
Balance, June 30, 2013	73,352,459	$73,352	$2,463,894	$(3,226,179)	11,516	$(677,417)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended	For the six months ended	For the period September 22, 2009 (date of inception) through
	June 30, 2013	June 30, 2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(276,956)	$(1,392,885)	$(3,180,162)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	2,315	-	2,315
Tools acquired in mining acquisition	5,085	-	5,085
Amortization of deferred debt discount on convertible notes	-	798,269	1,025,000
Non-cash expenses	-	-	25,000
Common stock issued in exchange for services	-	-	60,178
Changes in operating assets and liabilities:
Inventory	(2,224)	-	(2,224)
Employee advances	-	10,773	-
Deposits and restricted cash	-	42,578	(2,818)
Accounts payable and accrued interest	72,446	146,239	366,561
Accrued liabilities - mine acquisition	(109,974)	-	(109,974)
Accrued liabilities - other	-	-	76,440
Net cash used in operating activities	(309,308)	(395,026)	(1,734,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger transaction	-	-	111
Cash paid in Asset purchase transaction	(55,000)	-	(55,000)
Net cash provided by investing activities	(55,000)	-	(54,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	1,000,000
Proceeds from promissory notes	330,991	-	382,361
Proceeds from the sale of common stock	35,050	180,000	410,050
Net cash provided by financing activities	366,041	180,000	1,792,411

Net (decrease) increase in cash and cash equivalents	1,733	(215,026)	2,923
Cash and cash equivalents at beginning of period	1,190	231,565	-
Cash and cash equivalents at end of period	$2,923	$16,539	$2,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$5,495	$5,495
Cash paid during the period for income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to the shareholders of Interich International Limited	$-	$-	$3,167
Liabilities assumed on merger	$-	$-	$31,834
Common stock issued for conversion of notes payable and accrued interest	$-	$736,060	$1,008,077
Beneficial conversion feature on convertible notes & warrants	$-	$-	$1,025,000
Amount paid by related party on behalf of Company for investment in foreign sub	$4,500	$-	$4,500
Amount paid by the related party on behalf of the Company for asset purchase transaction	$55,000	$-	$55,000
Amount of imputed value of non-controlling interest for investment in foreign sub	$500	$-	$500
Fixed assets received on asset purchase transaction	$7,000,000	$-	$7,000,000
Net accrued liabilities assumed on assets purchase transaction	$6,890,000	$-	$6,890,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
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

Borneo’s mission is to develop a diverse platform of natural resource concession assets, specifically gold and coal, in Indonesia. . For gold, the Company is targeting Manado, Indonesia, an area near other gold producing mines. For coal, the Company is targeting Borneo, Indonesia, one of the world largest areas of high grade thermal coal reserves, through acquisition of coal mining concessions and licenses with verified reserves and export potential.

In June, the Company entered into agreements to purchase PT Puncak Kalabat, an Indonesia corporation (“Kalabat”). Kalabat owns two properties, a 50 hectares of property (the “Talawaan Property”) and 30 hectares of property (the “Ratatotok Property”) in the Manado, Indonesia region. The Company is producing revenue from the mining of gold on the Talawaan Property and is researching the feasibility of the Ratatotok Property. The Company began generating revenues from gold sales during the month of June.

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
June 30, 2013
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS (Continued)

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

Stock Purchase Agreement

On June 10, 2013, effective June 1, 2013, Borneo Resource Investments Ltd. (the “Company”), entered into agreements (the Deed of Sale of Shares, the Equity Entrustment Agreement and the Stock Purchase Agreement or collectively, the “Agreements”) to purchase PT Puncak Kalabat, an Indonesia corporation (“Kalabat”). The Deed of Sale of Shares (the “Deed”), is by and among, Nils Ollquist, the Company’s Chief Executive Officer and purchaser for the Company, and Carlo Muaja, a member of the Company’s Board of Directors, Grace Sarendatu, and Masye Solung as sellers. As a result of the Deed, Nils Ollquist purchased 45,000 shares of Kalabat (the “Shares”), equal to 90% of the shares of Kalabat, for IDR 45 million, which is equal to approximately US$4,500. The Deed also directs that after the purchase by Mr. Ollquist, he will deliver the Shares to the Company. Mr. Ollquist, however, cannot deliver the Shares to the Company until the Company receives the approval of the Indonesian Investment Coordinating Board (“BKPM”). Until the time that the Company receives approval from the BKPM, the Company will control the shares through the provisions of the Equity Entrustment Agreement (the “Trust Agreement”), by and between the Company and Mr. Ollquist. Pursuant to the provisions of the Trust Agreement, Mr. Ollquist shall, in accordance with the instructions from the Company, vote as a record shareholder on matters to be decided and sign relevant legal documents. Further, if and when Kalabat declares a dividend or liquidation payment, Mr. Ollquist shall deliver such dividends to the Company within 10 business days after receipt. Upon the Company’s receipt of the approval from the BKPM, pursuant to the terms of the Stock Purchase Agreement, by and between the Company and Mr. Ollquist, the Company shall purchase the Shares from Mr. Ollquist for $4,500.

From its inception, on March 28, 2013, until the date of the transaction on June 10, 2013, Kalabat was an inactive dormant corporation with no assets and liabilities.  All reference to Common Stock shares and per share amounts have been retroactively restated to effect the acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Asset Purchase Agreement

Upon the execution of the Agreements, the Company entered into additional agreements to replace and terminate the Purchase Agreement, dated March 5, 2013, with Kalabat for the purchase of 50 hectares of property (the “Talawaan Property”) and replace and terminate the Purchase Agreement, dated March 22, 2013, and with Kalabat for the purchase of 30 hectares of property (the “Ratatotok Property”). The Company entered into new purchase agreements for the Talawaan Property and the Ratatotok Property by and among the Company, Kalabat and Sanding Longdong (the “Seller”), the owner of the properties with whom Kalabat had purchase agreements.

For the purchase of the Talawaan Property, the Company has paid $105,000 as the initial payment to the Seller through Kalabat. The purchase agreement for the Talawaan Property requires further payments of $395,000, which became due upon the execution of the purchase agreement for the Talawaan Property, an additional $2,500,000 due on or before June 30, 2013 and a final payment of $2,000,000 due on December 31, 2013. The purchase agreement for the Talawaan Property requires that the Seller deliver to Kalabat the Talawaan Property.

Beginning in May 2013, in anticipation of the closing of transaction enabling the Company to acquire Puncak, the operations on the Talawaan Property began to change. Prior to and through May 2013, the mining activities on the Talawaan Property operated as what could best be described as a cooperative. With the approval of the Seller, teams of individuals would granted areas on the property, and, at their own discretion, mine the site. Whatever ore they recovered was delivered to a central processing point. The ore would then be processed and the costs of processing were shared by the Seller and the miners. Once the gold was recovered and sold to local buyers, the Seller and the miners would then share the profits, after the necessary adjustments for processing costs. In addition, the equipment on the Talawaan Property was used by the miners on site and by other miners in the area for their activities. Beginning in May 2013, the transition period prior to the closing of the transaction, working with the Seller, miners and the people responsible for processing, the Company began to implement a coordinated operating structure and the tracking all mining and processing activities on the Talawaan Property. In that the Talawaan Property had not been historically operated as a business, the company is treating the acquisition of the Talawaan Property as a purchase of a mining property, mining equipment and tools.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS (Continued)

For the purchase of the Ratatotok Property, the Company has paid $5,000 as the initial payment to the Seller through Kalabat. The purchase agreement for the Ratatotok Property requires further payments of $45,000, which became due upon the execution of the purchase agreement for the Ratatotok Property, an additional $450,000 due on or before June 30, 2013 and a final payment of $1,500,000 due on December 31, 2013. The purchase agreement for the Ratatotok Property requires that the Seller deliver to Kalabat the Ratatotok Property. As a result of this Agreement, the Company shall recorded a payable of $1,995,000 on its financial statements. There has not been and there is currently no mining activity on the Ratatotok property and therefore the Company is treating acquisition of the Ratatotok Property as a mining property purchase.

The Company’s preliminary allocation of the purchase price on the date of acquisition of the Talawaan and Ratatotok assets acquired and liabilities assumed as of June 30, 2013 is as follows:

	Talawaan	Ratatotok	Total
Land & other assets	$4,939,361	$2,000,000	$6,939,361
Equipment – mining	55,554	-	55,554
Tools	5,085	-	5,085
Accrued liabilities – asset purchase	(5,000,000)	(2,000,000)	(7,000,000)
	$-	$-	$-

The preceding allocations are preliminary and are subject to change based upon management’s further review and analysis of the acquisitions.

On July 26, 2013, effective June 30, 2013, under the terms of an Extension Agreement (the “Extension”), the Company, Kalabat, and the Seller, agreed to defer the due date of all payments due on or before June 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to September 30, 2013. Under the terms of the Extension two payments of $50,000 each, to be applied to amount due under the terms of the purchase agreements, will be made to the seller (the “Extension Payments”). The first Extension Payment is due on or before July 31, 2013 and the second is due on or before August 31, 2013. The first Extension Payment was made on July 30, 2013. See discussion Note 11 Commitments and Contingencies and Note 14 Subsequent Events.

The Company’s year end is December 31.

The Company is in the exploratory stage as defined by Accounting Standards Codification subtopic 915-10 Development stage Entities (“ASC 915-10”) with its efforts principally devoted to developing a platform of prime quality energy assets. To date, the Company, has generated limited sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2013, the Company has accumulated losses of $3,226,179.

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
June 30, 2013
(Unaudited)

NOTE 2 - MERGER AND RECAPITALIZATION (Continued)

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
June 30, 2013
(Unaudited)

NOTE 3 - CONCESSION ACQUISITION (Continued)

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

NOTE 4 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the financial statements of Borneo and its subsidiaries (refer below table) are prepared to conform to accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions were eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the period ended June 30, 2013, are not necessarily indicative of the results that may be expected for future periods.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship
Borneo Resource Investments Limited	-	Corporation	Nevada	Parent
Interich International Limited	100%	Corporation	British Virgin Isl.	Holding Sub
PT Puncak Kalabat Limited	90%	Corporation	North Minahasa Regency, Indonesia	Holding Sub

Interich’s operating activities did not begin until July 1, 2011.
PT Puncak was formed on March 28, 2013.

Going Concern Uncertainties
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has incurred a deficit accumulated during the exploratory stage of $3,226,179 and used $309,308 in cash for operating activities for the six months ended June 30, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 4 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES (Continued)

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

Cost of Revenue
Cost of revenue consists of costs associated with extracting ore from the ground, transportation, production that are directly related to revenue-generation. The Company becomes obligated to make payments to miners of 30% of net revenue in the period the product are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Inventories
Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand. The inventory on hand was $2,224 and $-0- at June 30, 2013 and December 31, 2012, respectively.

Property and Equipment, other than Oil and Gas Properties
Property and equipment are stated at cost. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements are charged to operations as incurred. Cost and accumulated depreciation and amortization are removed from the accounts when assets are sold or retired, and the resulting gains or losses are included in operations. Depreciation of property and equipment is provided using the straight-line method applied to the expected useful lives of the assets.

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

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012, cash consists of a checking account and money market account held by financial institutions.

Prepaid Project Expenses
The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments. When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described below in Mining Properties.

Mine Exploration and Development Costs
The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From September 22, 2009 (date of inception) through June 30, 2013, the Company had not incurred any mine development costs.

Mine Properties
The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties as of June 30, 2013.

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

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the periods ended June 30, 2013 and December 31, 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2013 and December 31, 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2013 and December 31, 2012.

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

The functional currency of Puncak is the Indonesian Rupiah (“IDR”). For financial reporting purposes, IDR were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in the consolidated results of operations. There has been no significant fluctuation in the exchange rate for the conversion of HKD to USD or IDR to USD after the balance sheet date.

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended June 30, 2013 and for the period September 22, 2009 (date of inception) through June 30, 2013, consisted of net income and foreign currency translation adjustments.

Noncontrolling Interests –
Noncontrolling interests in our subsidiary are recorded in accordance with the provisions of ASC 810, “Consolidation” and are reported as a component of equity, separate from the parent company’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the noncontrolling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Stock Based Compensation
The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of June 30, 2013 and December 31, 2012, the Company did not have any issued and outstanding stock options.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration and Credit Risk, Significant Customers and Supplier Risk
The Company’s principal operations are all carried out in Indonesia. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Indonesia, and by the general state of Indonesia’s economy. The Company’s operations in Indonesia are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

For the six months ended June 30, 2013 two customers accounted for 100% of total revenue. For the six months ended June 30, 2012, the Company has not generated any revenue.

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from September 22, 2009 (date of inception) through June 30, 2013.

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
June 30, 2013
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its unaudited condensed consolidated financial statements.

Reclassifications
Certain reclassifications have been made to confirm prior period data to the current presentation. These reclassifications had no effect on reported income.

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

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, effective October 31, 2012, two Notes with principal amounts totaling $75,000 are in default, and as provided for under the terms of the Notes the interest rate increased to 14% per annum. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the convertible notes, the subscriber to the private placement also received a two year warrant (i.e. 1,025,000 warrants), from the date of the closing of the private placement offering to purchase shares of the Company’s common stock at exercise price of $0.30 per share. At June 30, 2013 and December 31, 2012 convertible notes were comprised of the following:

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE (Continued)

	June 30, 2013	December 31, 2012
Senior Secured Convertible Promissory Note (net of unamortized debt discount of $0 at June 30, 2013 and December 31, 2012)	$75,000	$75,000
Less: Current portion	$(75,000)	$(75,000)
Long Term portion	$-	$-

The Notes had a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount was amortized over the original one-year term of the Notes as additional interest expense. For the three months ended June 30, 2013 and for the year ended December 31, 2012, $0 and $0 respectively was amortized and shown as interest expense.

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

As of June 30, 2013 and December 31, 2012, there were no shares of preferred stock issued and outstanding.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 9 - CAPITAL STOCK (Continued)

Common stock
The Company authorized the issuance of 400,000,000 shares of common stock, par value $0.001.

As of June 30, 2013 and December 30, 2012 there were 73,352,459 shares and 73,235,459 of common stock issued and outstanding, respectively.

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

In April 2013, the Company issued 50,000 shares on the exercise of 50,000 common stock warrants at $.30 per share for total consideration of $15,000. See discussion Note 10 Warrants.

In May 2013, the Company issued 67,000 shares on the exercise of 67,000 common stock warrants at $.30 per share for total consideration of $20,050. See discussion Note 10 Warrants.

In July 2013, the Company issued 48,000 shares on the exercise of 48,000 common stock warrants at $.30 per share for total consideration of $14,450. See discussion Note 10 Warrants and Note 14 Subsequent Events.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 10 - WARRANTS

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2013 and December 31, 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.30	1,025,000	0.24	$0.30	1,025,000	$0.30

Transactions involving the Company’s warrant issuance are summarized as follows:

		Stock Warrants
		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2012	1,025,000	$0.30
Granted in 2013	—	—
Cancelled	—	—
Expired	—	—
Exercised	(117,000)	$0.30
Outstanding at June 30, 2013	908,000	$0.30

During the year ended December 31, 2011, the Company has issued 1,025,000 warrants to the Note holder (see discussion Note 6 Private Placement Offering For Convertible Notes and Warrants). During the periods ended June 30, 2013 and December 31, 2012 no warrants were cancelled or expired, and 117,000 were exercised. The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model. See discussion Note 6 Private Placement Offering For Convertible Notes and Warrants and Note 8 Convertible Notes Payable.

In April 2013, 50,000 warrants were exercised at $.30 per warrant for a total of $15,000. See discussion Note 9 Capital Stock.

In May 2013, 67,000 warrants were exercised at $.30 per warrant for a total of $20,050. See discussion Note 9 Capital Stock.

In July 2013, 48,000 warrants were exercised at $.30 per warrant for a total of $14,450. See discussion Note 9 Capital Stock and Note 14 Subsequent Events.

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
June 30, 2013
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

Share Purchase Agreement

On June 10, 2013, effective June 1, 2013, Borneo Resource Investments Ltd. (the “Company”), entered into agreements (the Deed of Sale of Shares, the Equity Entrustment Agreement and the Stock Purchase Agreement or collectively, the “Agreements”) to purchase PT Puncak Kalabat, an Indonesia corporation (“Kalabat”). The Deed of Sale of Shares (the “Deed”), is by and among, Nils Ollquist, the Company’s Chief Executive Officer and purchaser for the Company, and Carlo Muaja, a member of the Company’s Board of Directors, Grace Sarendatu, and Masye Solung as sellers. As a result of the Deed, Nils Ollquist purchased 45,000 shares of Kalabat (the “Shares”), equal to 90% of the shares of Kalabat, for IDR 45 million, which is equal to approximately US$4,500. The Deed also directs that after the purchase by Mr. Ollquist, he will deliver the Shares to the Company. Mr. Ollquist, however, cannot deliver the Shares to the Company until the Company receives the approval of the Indonesian Investment Coordinating Board (“BKPM”). Until the time that the Company receives approval from the BKPM, the Company will control the shares through the provisions of the Equity Entrustment Agreement (the “Trust Agreement”), by and between the Company and Mr. Ollquist. Pursuant to the provisions of the Trust Agreement, Mr. Ollquist shall, in accordance with the instructions from the Company, vote as a record shareholder on matters to be decided and sign relevant legal documents. Further, if and when Kalabat declares a dividend or liquidation payment, Mr. Ollquist shall deliver such dividends to the Company within 10 business days after receipt. Upon the Company’s receipt of the approval from the BKPM, pursuant to the terms of the Stock Purchase Agreement, by and between the Company and Mr. Ollquist, the Company shall purchase the Shares from Mr. Ollquist for $4,500.

Upon the execution of the Agreements, the Company entered into additional agreements to replace and terminate the Purchase Agreement, dated March 5, 2013, with Kalabat for the purchase of 50 hectares of property (the “Talawaan Property”) and replace and terminate the Purchase Agreement, dated March 22, 2013, and with Kalabat for the purchase of 30 hectares of property (the “Ratatotok Property”). The Company entered into new purchase agreements for the Talawaan Property and the Ratatotok Property by and among the Company, Kalabat and Sanding Longdong (the “Seller”), the owner of the properties with whom Kalabat had purchase agreements.

Asset Purchase Agreements

For the purchase of the Talawaan Property, the Company has paid $105,000 as the initial payment to the Seller through Kalabat. The purchase agreement for the Talawaan Property requires further payments of $395,000, which became due upon the execution of the purchase agreement for the Talawaan Property, an additional $2,500,000 due on or before June 30, 2013 and a final payment of $2,000,000 due on December 31, 2013. The purchase agreement for the Talawaan Property requires that the Seller deliver to Kalabat the Talawaan Property. As a result of this Agreement, the Company recorded a payable of $4,895,000 on its financial statements and shall begin to generate revenues during the month of June.

For the purchase of the Ratatotok Property, the Company has paid $5,000 as the initial payment to the Seller through Kalabat. The purchase agreement for the Ratatotok Property requires further payments of $45,000, which became due upon the execution of the purchase agreement for the Ratatotok Property, an additional $450,000 due on or before June 30, 2013 and a final payment of $1,500,000 due on December 31, 2013. The purchase agreement for the Ratatotok Property requires that the Seller deliver to Kalabat the Ratatotok Property. As a result of this Agreement, the Company recorded a payable of $1,995,000 on its financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

On July 26, 2013, effective June 30, 2013, under the terms of an Extension Agreement (the “Extension”), the Company, Kalabat, and the Seller, agreed to defer the due date of all payments due on or before June 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to September 30, 2013. Under the terms of the Extension two payments of $50,000 each, to be applied to amount due under the terms of the purchase agreements, will be made to the seller (the “Extension Payments”). The first Extension Payment is due on or before July 31, 2013 and the second is due on or before August 31, 2013. The first Extension Payment was made on July 30, 2013. See discussion Note 1 Nature of Operations and Note 14 Subsequent Events.

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

On June 7, 2013, the Company secured $30,000 in the form of promissory note. The promissory note has an initial term of 90 days, and can be extended an additional 90 days at the sole discretion of the Company in exchange for a one-time fee 10% of the principal. The promissory note pays compound interest of five percent per annum. Under the terms of the promissory note, the Company is not in default.

On July 3, 2013, the Company secured $5,093.58 in the form of long-term promissory note from Nils Ollquist the company’s CEO. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 12 Related Party Transactions and Note 14 Subsequent Events.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

On July 30, 2013, the Company secured $50,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 12 Related Party Transactions and Note 14 Subsequent Events.

On August 6, 2013, the Company secured $11,000 in the form of long-term promissory note. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 14 Subsequent Events.

On August 9, 2013, the Company secured $6,000 in the form of long-term promissory note. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 14 Subsequent Events.

On August 6, 2013, the Company secured $37,500 in the form of a convertible promissory note. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes mature on May 6, 2014, and may be prepaid during the period from issuance to May 6, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment. The holder has the option to convert any balance of principal and interest which is unpaid at May 6, 2014 or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%. Under the terms of the convertible promissory note, the Company is not in default. See discussion Note 14 Subsequent Events.

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

On July 3, 2013, the Company secured $5,093.58 in the form of long-term promissory note from Nils Ollquist the company’s CEO. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 11 Commitments and Contingencies and Note 14 Subsequent Events.

On July 30, 2013, the Company secured $50,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 11 Commitments and Contingencies and Note 14 Subsequent Events.

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

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

At June 30, 2013 the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3,226,000, which expires in the year 2031, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At June 30, 2013, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2030	$3,266,000

Tax Asset	1,085,000
Less valuation allowance	(1,085,000)
Balance	$—

Net operating loss carry forwards June 30, 2013 (estimated)	$3,266,000
Balance	$3,266,000

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 13 - INCOME TAXES (Continued)

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of June 30, 2013, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

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

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred Tax Asset: (Liability)

Net operating loss carry forward	$1,085,000
Subtotal	1,085,000
Valuation allowance	(1,085,000)

Net Deferred Tax Asset (Liability)	$—

BORNEO RESOURCE INVESTMENTS LTD.
(Formerly Aventura Resorts, Inc.)
(An Exploratory Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 14 - SUBSEQUENT EVENTS

Capital Stock

In July 2013, the Company issued 48,000 shares on the exercise of 48,000 common stock warrants at $.30 per share for total consideration of $14,450. See discussion Note 9 Capital Stock and Note 10 Warrants.

Loans

On July 3, 2013, the Company secured $5,093.58 in the form of long-term promissory note from Nils Ollquist the company’s CEO. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 11 Commitments and Contingencies and Note 12 Related Party Transactions.

On July 30, 2013, the Company secured $50,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 11 Commitments and Contingencies and Note 12 Related Party Transactions.

On August 6, 2013, the Company secured $11,000 in the form of long-term promissory note. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 11 Commitments and Contingencies.

On August 9, 2013, the Company secured $6,000 in the form of long-term promissory note. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 11 Commitments and Contingencies.

On August 6, 2013, the Company secured $37,500 in the form of a convertible promissory note. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes mature on May 6, 2014, and may be prepaid during the period from issuance to May 6, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment. The holder has the option to convert any balance of principal and interest which is unpaid at May 6, 2014 or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%. Under the terms of the convertible promissory note, the Company is not in default. See discussion Note 11 Commitments and Contingencies.

Agreement

On July 26, 2013, effective June 30, 2013, under the terms of an Extension Agreement (the “Extension”), the Company, Kalabat, and the Seller, agreed to defer the due date of all payments due on or before June 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to September 30, 2013. Under the terms of the Extension two payments of $50,000 each, to be applied to amount due under the terms of the purchase agreements, will be made to the seller (the “Extension Payments”). The first Extension Payment is due on or before July 31, 2013 and the second is due on or before August 31, 2013. The first Extension Payment was made on July 30, 2013. See discussion Note 1 Nature of Operations and Note 11 Commitments and Contingencies.

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

Business History

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

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2013, the Company has accumulated losses of $3,226,179.

Our principal executive offices are located at 19125 North Creek Parkway, Suite 120, Bothell, Washington, 98011 and our telephone number is (425) 329-2622.

Our Business

Borneo’s mission is to develop a diverse platform of natural resource concession assets in Indonesia. Borneo’s mission is to develop a diverse platform of natural resource concession assets, specifically gold and coal, in Indonesia. For gold, the Company is targeting Manado, Indonesia, an area near other gold producing mines. For coal, the Company is targeting Borneo, Indonesia, one of the world largest areas of high grade thermal coal reserves, through acquisition of coal mining concessions and licenses with verified reserves and export potential.

In June 2013, the Company entered into agreements to purchase PT Puncak Kalabat, an Indonesia corporation (“Kalabat”). Kalabat owns two properties, a 50 hectares of property (the “Talawaan Property”) and 30 hectares of property (the “Ratatotok Property”) in the Manado, Indonesia region. The Company is producing revenue from the mining of gold on the Talawaan Property and is researching the feasibility of the Ratatotok Property. The Company began generating revenues from gold sales during the month of June.

In addition to gold, the Company is pursuing coal concessions. Further, Borneo is creating a trading platform for thermal coal concessions and individual coal deposits through arbitrage between Indonesia supply chains and major energy importing nations including India and China. Indonesia is home to some of the richest deposits of steaming coal in the world. The Indonesian government has, for many years been awarding coal mining exploration and licenses to local indigenous groups. With strong relationships with local licensees, through two of its executive officers, the Company has created preferential access to these concession opportunities. Upon entering into agreements to acquire concessions, the Company will market the properties to mining companies and other interested parties. The Company, when presented with the opportunity to do so, will seek to acquire concessions in other regions of Indonesia.

Gold Mining Properties

In June 2013,, the Company entered into agreements for with Kalabat for the purchase of Kalabat and its 50 hectares of property (the “Talawaan Property”) and its 30 hectares of property (the “Ratatotok Property”). The Talawaan Property is producing gold and the Company generated revenue in June 2013. Beginning in May 2013, in anticipation of the closing of transaction enabling the Company to acquire Puncak, the operations on the Talawaan Property began to change. Prior to and through May 2013, the mining activities on the Talawaan Property operated as what could best be described as a cooperative. With the approval of the Seller, teams of individuals would granted areas on the property, and, at their own discretion, mine the site. Whatever ore they recovered was delivered to a central processing point. The ore would then be processed and the costs of processing were shared by the Seller and the miners. Once the gold was recovered and sold to local buyers, the Seller and the miners would then share the profits, after the necessary adjustments for processing costs. In addition, the equipment on the Talawaan Property was used by the miners on site, but by other miners in the area for their activities. Beginning in May 2013, the transition period prior to the closing of the transaction, working with the Seller, miners and the people responsible for processing, the Company began to implement a coordinated operating structure and the tracking all mining and processing activities on the Talawaan Property. In that the Talawaan Property had not been historically operated as a business, the company is treating the acquisition of the Talawaan Property as a purchase of a mining property, mining equipment and tools. The Company has not conducted any drilling programs or commissioned an NI 43-101 compliant technical report. We plan to develop and conduct small-scale gold mining within certain areas that are currently contained within our properties. The production decision or significant development on these projects will not be based on mineral reserves supported by an NI43-101 compliant technical report.

Coal Mining Concessions

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2013 and June 30, 2012

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Sales	$212,639	$-	$212,639	$-

Costs and expenses
Costs applicable to sales	94,671	-	94,671	-
Depreciation	2,315	-	2,315	-
General and administrative	203,508	237,855	$380,651	558,674

Net operating loss	(87,855)	(237,855)	(264,998)	(558,674)

Net interest expense	(7,204)	(15,874)	(11,958)	(35,943)
Amortization of debt discount	-	(623,198)	-	(798,270)

Net Loss	(95,059)	(876,927)	(276,956)	(1,392,887)

Revenues. The Company generated revenue in June 2013 after the purchase of the gold properties from Kalabat. No revenue was generated before June 2013. While we expect an increase in the third quarter, we do not expect to see a significant increase in the third quarter due to the Indonesian holidays in July and August.

Costs and Expenses. The cost applicable to sales is for labor and other costs incurred in mining and processing the gold. Employees are compensated based on the gold produced on the property. General and administrative consisted primarily of compensation for our officers and consultants.

Net Interest Expense and Amortization of debt discount. Net interest expense decreased as a result of the retirement of debt. Amortization of debt discount and net interest expense were higher in 2012 due to the conversion of our convertible debt described below.

Liquidity and Capital Resources

Cash Flows for the six months ended June 30, 2013

On June 30, 2013, we had a working capital deficit of $7,372,616 and stockholders’ deficit of $677,417. We had cash and cash equivalents of $2,923. Our current liabilities increased because of the amount owed to the Seller of the Kalabat property.

For the purchase of the Talawaan Property, the Company has paid $105,000 as the initial payment to the Seller through Kalabat. The purchase agreement for the Talawaan Property requires further payments of $395,000, which became due upon the execution of the purchase agreement for the Talawaan Property, an additional $2,500,000 due on or before June 30, 2013 and a final payment of $2,000,000 due on December 31, 2013. The purchase agreement for the Talawaan Property requires that the Seller deliver to Kalabat the Talawaan Property.

For the purchase of the Ratatotok Property, the Company has paid $5,000 as the initial payment to the Seller through Kalabat. The purchase agreement for the Ratatotok Property requires further payments of $45,000, which became due upon the execution of the purchase agreement for the Ratatotok Property, an additional $450,000 due on or before June 30, 2013 and a final payment of $1,500,000 due on December 31, 2013. The purchase agreement for the Ratatotok Property requires that the Seller deliver to Kalabat the Ratatotok Property. As a result of this Agreement, the Company shall recorded a payable of $1,995,000 on its financial statements. There has not been and there is currently no mining activity on the Ratatotok property and therefore the Company is treating acquisition of the Ratatotok Property as a mining property purchase.

On July 26, 2013, effective June 30, 2013, under the terms of an Extension Agreement (the "Extension"), the Company, Kalabat, and the Seller, agreed to defer the due date of all payments due on or before June 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to September 30, 2013.  Under the terms of the Extension two payments of $50,000 each, to be applied to amount due under the terms of the purchase agreements, will be made to the seller (the "Extension Payments").  The first Extension Payment is due on or before July 31, 2013 and the second is due on or before August 31, 2013.  The first Extension Payment was made on July 30, 2013.

Cash used in operating activities was $309,308 for the six months ended June 30, 2013 which was the result of a net loss of $276,956 and cash used to repay the liabilities on the Talawaan Property and Ratatotok Property. Cash generated from the Talawaan Property and Ratatotok Property will be used to pay down the debt owned on such properties. Cash used in investing activities were used for the purchase of the Talawaan Property and Ratatotok Property. Cash provided by financing activities for the six months ended June 30, 2013 was $366,041 from the sale of promissory notes and common stock.

Promissory Notes

From September 21, 2012 through December 31, 2012, the Company secured $51,000 in loans in the form of short-term promissory notes. The promissory notes have a term ranging from thirty days to one year and pay compound interest of five percent per annum. During the period ended June 30, 2013, $3,500 in principal, plus accrued interest of $58 was repaid. From January 1, 2013 through February 7, 2013 the Company secured $4,500 in loans in the form of short-term promissory notes. The promissory notes have a term ranging from thirty days to 365 days and pay compound interest of five percent per annum. Where applicable the loans with a shorter term have been extended. Under the terms of the short-term promissory notes, the Company is not in default.

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

On June 7, 2013, the Company secured $30,000 in the form of promissory note. The promissory note has an initial term of 90 days, and can be extended an additional 90 days at the sole discretion of the Company in exchange for a one-time fee 10% of the principal. The promissory note pays compound interest of five percent per annum. Under the terms of the promissory note, the Company is not in default.

On July 3, 2013, the Company secured $5,093.58 in the form of long-term promissory note from Nils Ollquist the company’s CEO. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default.

On July 30, 2013, the Company secured $50,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default.

On August 6, 2013, the Company secured $11,000 in the form of long-term promissory note. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default.

On August 9, 2013, the Company secured $6,000 in the form of long-term promissory note. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default.

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

As of June 30, 2013, principal of $950,000 plus accrued interest of $58,077 had been converted to common stock by the terms of the notes. Under the terms of the Notes, effective October 31, 2012, two Notes with principal amounts totaling $75,000 are in default, and as provided for under the terms of the Notes the interest rate increased to 14% per annum.

On August 6, 2013, the Company secured $37,500 in the form of a convertible promissory note. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes mature on May 6, 2014, and may be prepaid during the period from issuance to May 6, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment. The holder has the option to convert any balance of principal and interest which is unpaid at May 6, 2014 or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%. Under the terms of the convertible promissory note, the Company is not in default.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has incurred a net loss accumulated during the exploratory stage of $3,226,179, used $1,734,599 used in cash for operating activities as of June 30, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

The Company needs to raise money, either debt or equity, to pay for its commitments under purchase agreements for the Talawaan Property and the Ratatotok Property. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business and will only pursue its business strategy if they are able to obtain a business partner or other sources of financing. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

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

Cost of Revenue
Cost of revenue consists of costs associated with extracting ore from the ground, transportation, production that are directly related to a revenue-generating. The Company becomes obligated to make payments to miners @ 30% of net revenue profit sharing in the period the product are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Inventories
Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand. The inventory on hand was $2,224 and $-0- at June 30, 2013 and December 31, 2012, respectively.

Property and Equipment, other than Oil and Gas Properties
Property and equipment are stated at cost. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements are charged to operations as incurred. Cost and accumulated depreciation and amortization are removed from the accounts when assets are sold or retired, and the resulting gains or losses are included in operations. Depreciation of property and equipment is provided using the straight-line method applied to the expected useful lives of the assets.

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

Mine Exploration and Development Costs
The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From September 22, 2009 (date of inception) through June 30, 2013, the Company had not incurred any mine development costs.

Mine Properties
The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties as of June 30, 2013.

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

The functional currency of Puncak is the Indonesian Rupiah (“IDR”). For financial reporting purposes, IDR were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in the consolidated results of operations. There has been no significant fluctuation in the exchange rate for the conversion of HKD to USD or IDR to USD after the balance sheet date.

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended June 30, 2013 and for the period September 22, 2009 (date of inception) through June 30, 2013, consisted of net income and foreign currency translation adjustments.

Noncontrolling Interests –
Noncontrolling interests in our subsidiary are recorded in accordance with the provisions of ASC 810, “Consolidation” and are reported as a component of equity, separate from the parent company’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the noncontrolling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Stock Based Compensation
The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of June 30, 2013 and December 31, 2012, the Company did not have any issued and outstanding stock options.

Concentration and Credit Risk, Significant Customers and Supplier Risk
The Company’s principal operations are all carried out in Indonesia. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Indonesia, and by the general state of Indonesia’s economy. The Company’s operations in Indonesia are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

For the six months ended June 30, 2013 two customers accounted for 100% of total revenue. For the six months ended June 30, 2012, the Company has not generated any revenue.

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

Reclassifications
Certain reclassifications have been made to confirm prior period data to the current presentation. These reclassifications had no effect on reported income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2013, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2013, the Company issued 50,000 shares on the exercise of 50,000 common stock warrants at $.30 per share for total consideration of $15,000.  In May 2013, the Company issued 67,000 shares on the exercise of 67,000 common stock warrants at $.30 per share for total consideration of $20,050.  The proceeds were used for working capital and general corporate purposes.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of August 2013.

BORNEO RESOURCE INVESTMENTS LTD.

By:	/s/ Nils A Ollquist
NILS A. OLLQUIST
Chief Executive Officer