Form 10-Q
period 2013-09-30
Borneo Resource Investments Ltd.
filed 2013-11-15
CIK 1355732

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2013

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

There were 73,400,459 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 14, 2013.

PART I
ITEM 1. FINANCIAL STATEMENTS

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalent	$9,815	$1,190
Inventory	-	-
Total current assets	9,815	1,190

Property & equipment:
Land and other assets	6,939,361	-
Equipment	55,554	-
Accumulated depreciation	(9,259)	-
	6,985,656	-
Other assets:
Deposits	2,818	2,818
Other assets:	-	-
Total other assets	2,818	2,818

Total assets	$6,998,289	$4,008

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued interest	$433,492	$237,196
Accrued liabilities - mine acquisition	6,403,315	-
Accrued liabilities - other	76,440	76,440
Convertible notes payable net of deferred debt discount of $0 as of September 30, 2013 and December 31, 2012 respectively	112,500	75,000
Promissory notes - short-term	79,500	51,382
Total current liabilities	7,105,247	440,018

Promissory notes - long-term	488,094	-

Commitments and contingencies	-	-

Stockholders' Deficit:
Preferred stock; $0.001 par value; 100,000,000 shares authorized, none issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized, 73,400,459 shares and 73,235,459 shares issued and outstanding as of September 30, 2013, and December 31, 2012 respectively	73,400	73,236
Additional paid in capital	2,478,296	2,428,961
Deficit accumulated during the exploratory stage	(3,184,978)	(2,938,207)
Noncontrolling interest	38,230	-
Total stockholders' deficit	(595,052)	(436,010)

Total liabilities and stockholders' deficit	$6,998,289	$4,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Sales	$507,771	$-	$720,410	$-
Costs and expenses
Costs applicable to sales	215,592	-	310,263	-
Depreciation	6,944	-	9,259	-
General and administrative	204,313	164,540	584,964	723,214

Operating income (loss)	80,922	(164,540)	(184,076)	(723,214)

Other income (expense)
Interest income	35	-	39	6
Interest expense	(13,042)	(1,899)	(25,004)	(37,846)
Amortization of debt discount	-	(99,186)	-	(897,456)

Income (loss) before provision for income taxes	67,915	(265,625)	(209,041)	(1,658,510)

Provision for income taxes:
Current	-	-	-	-
Deferred	-	-	-	-
Total income taxes	-	-	-	-

Net income (loss)	67,915	(265,625)	(209,041)	(1,658,510)

Net income attributable to noncontrolling interests	26,714	-	37,730	-

Net income (loss) attributable to Borneo shareholders	$41,201	$(265,625)	$(246,771)	$(1,658,510)

Net income (loss) per common share (basic and fully diluted)	73,374,950	72,839,028	73,296,862	70,865,474

Net income (loss) per common share (basic and fully diluted)	$0.00	$(0.00)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2012 THROUGH SEPTEMBER 30, 2013
(Unaudited)

			Additional
	Common stock		Paid in	(Deficit)	Noncontrolling
	Shares	Amount	Capital	Accumulated	Interest	Total

Balance, December 31, 2011	69,595,205	$69,595	$1,144,525	$(1,103,766)	$-	$110,354

Issuance of common stock for cash in January 2012 @ $1.00 per share	80,000	80	79,920			80,000

Issuance of common stock in May 2012 @ $0.30 per share on conversion of debt and accrued interest	2,453,532	2,454	733,606			736,060

Issuance of common stock for cash in June 2012 @ $1.00 per share	100,000	100	99,900			100,000

Issuance of common stock in July 2012 @ $0.30 per share on conversion of debt and accrued interest	715,909	716	214,057			214,773

Issuance of common stock for cash in July 2012 @ $1.00 per share	100,000	100	99,900			100,000

Issuance of common stock in August 2012 @ $0.30 per share on conversion of debt and accrued interest	190,813	191	57,053			57,244

Net loss for the period ended December 31, 2012	-	-	-	(1,834,441)	-	(1,834,441)

Balance, December 31, 2012	73,235,459	$73,236	$2,428,961	$(2,938,207)	$-	$(436,010)

Issuance of common stock in April 2013 @ $0.30 per share on conversion of warrants	50,000	50	14,950			15,000

Issuance of common stock in May 2013 @ $0.30 per share on conversion of warrants	67,000	66	19,983			20,049

Noncontrolling interest in purchase of PT Puncak Kalabat					500	500

Issuance of common stock in July 2013 @ $0.30 per share on conversion of warrant	48,000	48	14,402			14,450

Net income (loss) for the period ended September 30, 2013	-	-	-	(246,771)	37,730	(209,041)

Balance, September 30, 2013	73,400,459	$73,400	$2,478,296	$(3,184,978)	$38,230	$(595,052)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(209,041)	$(1,658,510)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	9,259	-
Tools acquired in mining acquisition	5,085	-
Amortization of deferred debt discount on convertible notes	-	897,455
Non-cash expenses	5,000	-
Changes in operating assets and liabilities:
Employee advances	-	10,773
Inventory	-	-
Deposits and restricted cash	-	42,578
Accounts payable and accrued interest	166,000	194,605
Accrued liabilities - mine acquisition	(436,685)	-
Accrued liabilities - other	-	-
Net cash used in operating activities	(460,382)	(513,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in asset purchase transaction	(55,000)	-
Net cash provided by investing activities	(55,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	15,000	-
Proceeds from promissory notes	459,507	10,000
Proceeds from the sale of common stock	49,500	280,000
Net cash provided by financing activities	524,007	290,000

Net (decrease) increase in cash and cash equivalents	8,625	(223,099)
Cash and cash equivalents at beginning of period	1,190	231,565
Cash and cash equivalents at end of period	$9,815	$8,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$78	$5,495
Cash paid during the period for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable and accrued interest	$-	$1,008,077
Amount paid by the related party on behalf of the Company for investment in foreign subsidiary	$4,500	$-
Amount paid by the related party on behalf of the Company for assets purchase transaction	$55,000	$-
Amount of imputed value of non-controlling interest for investment in foreign sub	$500	$-
Fixed assets received on assets purchase transaction	$7,000,000	$-
Net accrued liabilities assumed on assets purchase transaction	$6,890,000	$-
Accrued liabilities paid by unrelated long-term promissory note holder	$50,000	$-
Accounts payable paid by convertible note holder	$22,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
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

From its inception, March 28, 2013, until the date of the transaction on June 10, 2013, Kalabat was an inactive dormant corporation with no assets and liabilities.  All reference to Common Stock shares and per share amounts have been retroactively restated to effect the acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Asset Purchase Agreement

Upon the execution of the Agreements, the Company entered into additional agreements to replace and terminate the Purchase Agreement, dated March 5, 2013, with Kalabat for the purchase of 50 hectares of property (the “Talawaan Property”) and replace and terminate the Purchase Agreement, dated March 22, 2013, and with Kalabat for the purchase of 30 hectares of property (the “Ratatotok Property”). The Company entered into new purchase agreements for the Talawaan Property, for an aggregate purchase price of $5,000,000, and the Ratatotok Property, for an aggregate purchase price of $2,000,000, by and among the Company, Kalabat and Sanding Longdong (the “Seller”), the owner of the properties with whom Kalabat had purchase agreements. The total aggregate purchase price for both the Talawaan Property and Ratatotok Property is $7,000,000

For the purchase of the Talawaan Property, the Company paid $105,000 as the initial payment to the Seller through Kalabat. The purchase agreement for the Talawaan Property requires further payments of $395,000, which became due upon the execution of the purchase agreement for the Talawaan Property, an additional $2,500,000 due on or before June 30, 2013 and a final payment of $2,000,000 due on December 31, 2013. The purchase agreement for the Talawaan Property requires that the Seller deliver to Kalabat the Talawaan Property. As a result of this Agreement, the Company recorded a payable of $4,895,000 on its financial statements and began to generate revenues during the month of June 2013.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS (Continued)

Beginning in May 2013, in anticipation of the closing of transaction enabling the Company to acquire Puncak, the operations on the Talawaan Property began to change.  Prior to and through May 2013, the mining activities on the Talawaan Property operated as what could best be described as that of a cooperative.  With the approval of the Seller, teams of individuals would be granted areas on the property, and at their own discretion over their activities, mine the site.  Whatever ore they recovered was delivered to a central processing point.  The ore would then be processed and the costs of processing were shared by the Seller and the miners.  Once the gold was recovered and sold to local buyers, the Seller and the miners would then share the profits, after the necessary adjustments for processing costs.  In addition, the equipment on the Talawaan Property was used by the miners on site, but by other miners in the area for their activities.  Beginning in May 2013, the transition period prior to the closing of the transaction, working with the Seller, miners and the people responsible for processing, the Company began to implement a coordinated operating structure and the tracking all mining and processing activities on the Talawaan Property.  In that the Talawaan Property had not been historically operated as a business, the company is treating the acquisition of the Talawaan Property as a purchase of a mining property, mining equipment and tools. Since June 1, 2013, all activities at the Talawaan Property have been administered by the Company as an ongoing mining operation.

For the purchase of the Ratatotok Property, the Company paid $5,000 as the initial payment to the Seller through Kalabat. The purchase agreement for the Ratatotok Property requires further payments of $45,000, which became due upon the execution of the purchase agreement for the Ratatotok Property, an additional $450,000 due on or before June 30, 2013 and a final payment of $1,500,000 due on December 31, 2013. The purchase agreement for the Ratatotok Property requires that the Seller deliver to Kalabat the Ratatotok Property. As a result of this Agreement, the Company recorded a payable of $1,995,000 on its financial statements. There has not been and there is currently no mining activity on the Ratatotok property and therefore the Company is treating acquisition of the Ratatotok Property as a mining property purchase.

The Company’s preliminary allocation of the purchase price on the date of acquisition of the Talawaan and Ratatotok assets acquired and liabilities assumed as of September 30, 2013 is as follows:

	Talawaan	Ratatotok	Total
Land & other assets	$4,939,361	$2,000,000	$6,939,361
Equipment – mining	55,554	-	55,554
Tools	5,085	-	5,085
Accrued liabilities – asset purchase	(5,000,000)	(2,000,000)	(7,000,000)
	$-	$-	$-

The preceding allocations are preliminary and are subject to change based upon management’s further review and analysis of the acquisitions.

On July 26, 2013, effective June 30, 2013, under the terms of an Extension Agreement (the “Extension”), the Company, Kalabat, and the Seller, agreed to defer the due date of all payments due on or before June 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to September 30, 2013. Under the terms of the Extension two payments of $50,000 each, to be applied to amount due under the terms of the purchase agreements, will be made to the Seller (the “Extension Payments”). The Extension Payments were made on July 30, 2013 and September 3, 2013. See discussion Note 11 Commitments and Contingencies.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS (Continued)

On September 30, 2013, under the terms of the Second Extension Agreement (the “Second Extension”), the Company, Kalabat and the Seller, agreed to defer the due date of all outstanding payments due on or before September 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to December 31, 2013.  Under the terms of the Second Extension one payment of $25,000, to be applied to amount due under the terms of the purchase agreements, will be made to the Seller (the “Second Extension Payment”).  The Second payment was made on October 8, 2013.  See discussion Note 11 Commitments and Contingencies and Note 14 Subsequent Events. As of September 30, 2013, the Company had paid a total of $596,685 toward the outstanding balance for the asset purchase of Talawaan and Ratatotok, leaving a balance at September 30, 2013 of $6,403,315.

The Company’s year end is December 31. The Company is currently not in an exploratory stage and was in an exploratory stage until June 30, 2013.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 2 - MERGER AND RECAPITALIZATION (Continued)

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 4 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES (Continued)

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the period ended September 30, 2013, are not necessarily indicative of the results that may be expected for future periods.

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

PT Puncak was formed on March 28, 2013.

Going Concern Uncertainties
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has accumulated a deficit of $3,184,978 and used $460,382 in cash for operating activities for the nine months ended September 30, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories
Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand. The inventory on hand was $-0- at September 30, 2013 and December 31, 2012.

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

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012, cash consists of a checking account and money market account held by financial institutions.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Project Expenses
The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments.  When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described below in Mining Properties.

Mine Exploration and Development Costs
The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. From September 22, 2009 (date of inception) through September 30, 2013, the Company had not incurred any mine development costs.

Mine Properties
The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties as of September 30, 2013.

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

Net Loss Per Share, basic and diluted
The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic income or loss per share has been computed by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  All of the shares issuable upon conversion of the notes payable and exercise of warrants had exercise prices greater than the average market price of the Company’s common stock during the period ended September 30, 2013 and are excluded from the calculation of diluted net income per share because their effect is anti-dilutive.  Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the periods ended September 30, 2013 and December 31, 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.  The August 6, 2013 convertible promissory note have a variable conversion feature that does not become effective until February 2014.

Fair Value of Financial Instruments
The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2013 and December 31, 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended September 30, 2013 and December 31, 2012.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three and nine months ended September 30, 2013 and 2012, consisted of net income and foreign currency translation adjustments.

Noncontrolling Interests
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

As of September 30, 2013 and December 31, 2012, the Company did not have any issued and outstanding stock options.

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

For the three and nine months ended September 30, 2013 two customers accounted for 100% of total revenue. For the three and nine months ended September 30, 2012, the Company has not generated any revenue.

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has not incurred any research and development expenses for the three and nine months ended September 30, 2013, and 2012.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

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

At September 30, 2013 and December 31, 2012 convertible notes were comprised of the following:

	September 30, 2013	December 31, 2012
Senior Secured Convertible Promissory Note (net of unamortized debt discount of $0 at September 30, 2013 and December 31, 2012), in default	$75,000	$75,000
8% convertible promissory note, due on May 6, 2014	$37,500	$-
Total	$112,500	$75,000
Less: Current portion	$(112,500)	$-
Long Term portion	$-	$-

On August 6, 2013, the Company secured $37,500 in the form of a convertible promissory note.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on May 6, 2014, and may be prepaid during the period from issuance to May 6, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at February 2, 2014 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.  Under the terms of the convertible promissory note, the Company is not in default.

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

The Notes had a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount was amortized over the original one-year term of the Notes as additional interest expense. For the nine months ended September 30, 2013 and for the year ended December 31, 2012, $0 and $0 respectively was amortized and shown as interest expense.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 8 - CONVERTIBLE NOTES PAYABLE (Continued)

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

As of September 30, 2013 and December 31, 2012, there were no shares of preferred stock issued and outstanding.

Common stock
The Company authorized the issuance of 400,000,000 shares of common stock, par value $0.001.

As of September 30, 2013 and December 30, 2012 there were 73,400,459 shares and 73,235,459 of common stock issued and outstanding, respectively.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 9 - CAPITAL STOCK (Continued)

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

In July 2013, the Company issued 48,000 shares on the exercise of 48,000 common stock warrants at $.30 per share for total consideration of $14,450.  See discussion Note 10 Warrants.

NOTE 10 – WARRANTS

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2013 and December 31, 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price

$0.30	860,000	.01	$0.30	860,000	$0.30

Transactions involving the Company’s warrant issuance are summarized as follows:

		Stock Warrants
		Weighted Average
		Exercise
	Shares	Price
Outstanding at December 31, 2012	1,025,000	$0.30
Granted in 2013	—	—
Cancelled	—	—
Expired	—	—
Exercised	(165,000)	$0.30
Outstanding at September 30, 2013	860,000	$0.30

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 10 – WARRANTS (Continued)

During the year ended December 31, 2011, the Company has issued 1,025,000 warrants to the Note holder (see discussion Note 6 Private Placement Offering For Convertible Notes and Warrants). During the periods ended September 30, 2013 and December 31, 2012 no warrants were cancelled or expired, and 165,000 were exercised. The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model. See discussion Note 6 Private Placement Offering For Convertible Notes and Warrants and Note 8 Convertible Notes Payable.

In April 2013, 50,000 warrants were exercised at $.30 per warrant for a total of $15,000.  See discussion Note 9 Capital Stock.

In May 2013, 67,000 warrants were exercised at $.30 per warrant for a total of $20,050.  See discussion Note 9 Capital Stock.

In July 2013, 48,000 warrants were exercised at $.30 per warrant for a total of $14,450.  See discussion Note 9 Capital Stock.

On October 30, 2013 the 860,000 unexercised warrants expired and as a result as of the date of the issuance of this report there are no warrants issued and outstanding.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Asset Purchase Agreements

For the purchase of the Talawaan Property, the Company paid $105,000 as the initial payment to the Seller through Kalabat. The purchase agreement for the Talawaan Property requires further payments of $395,000, which became due upon the execution of the purchase agreement for the Talawaan Property, an additional $2,500,000 due on or before June 30, 2013 and a final payment of $2,000,000 due on December 31, 2013. The purchase agreement for the Talawaan Property requires that the Seller deliver to Kalabat the Talawaan Property. As a result of this Agreement, the Company recorded a payable of $4,895,000 on its financial statements and began to generate revenues during the month of June 2013.

For the purchase of the Ratatotok Property, the Company paid $5,000 as the initial payment to the Seller through Kalabat. The purchase agreement for the Ratatotok Property requires further payments of $45,000, which became due upon the execution of the purchase agreement for the Ratatotok Property, an additional $450,000 due on or before June 30, 2013 and a final payment of $1,500,000 due on December 31, 2013. The purchase agreement for the Ratatotok Property requires that the Seller deliver to Kalabat the Ratatotok Property. As a result of this Agreement, the Company recorded a payable of $1,995,000 on its financial statements.

On July 26, 2013, effective June 30, 2013, under the terms of an Extension Agreement (the “Extension”), the Company, Kalabat, and the Seller, agreed to defer the due date of all payments due on or before June 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to September 30, 2013.  Under the terms of the Extension two payments of $50,000 each, to be applied to amount due under the terms of the purchase agreements, will be made to the Seller (the “Extension Payments”).  The Extension Payments were made on July 30, 2013 and September 3, 2013.  See discussion Note 1 Nature of Operations.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

On September 30, 2013, under the terms of the Second Extension Agreement (the “Second Extension”), the Company, Kalabat and the Seller, agreed to defer the due date of all outstanding payments due on or before September 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to December 31, 2013.  Under the terms of the Second Extension one payment of $25,000, to be applied to amount due under the terms of the purchase agreements, will be made to the Seller (the “Second Extension Payment”).  The Second payment was made on October 8, 2013.  See discussion Note 1 Nature of Operations and Note 14 Subsequent Events.

As of September 30, 2013, the Company had paid a total of $596,685 against the outstanding balance of the asset purchase of Talawaan and Ratatotok, leaving a balance at September 30, 2013 of $6,403,315. The Company will continue to making periodic payments.

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

Loans

From September 21, 2012 through December 31, 2012 the Company secured $51,000 in loans in the form of short-term promissory notes.  The promissory notes have a term ranging from thirty days to one year and pay compound interest of five percent per annum.  Where applicable the loans with a shorter term have been extended.  Under the terms of the short-term promissory notes, the Company is not in default. During the period ended September 30, 2013, $2,500 in principal, plus accrued interest of $78 was repaid.

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

On June 7, 2013, the Company secured $30,000 in the form of promissory note.  The promissory note has an initial term of 90 days, and can be extended an additional 90 days at the sole discretion of the Company in exchange for a one-time fee 10% of the principal.  The promissory note pays compound interest of five percent per annum.  On September 5, 2013 the Company exercised its right to extend the maturity date of the loan an additional 90 days and in exchange will pay a $3,000 extension fee when the loan is repaid.  Under the terms of the promissory note, the Company is not in default.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

On July 3, 2013, the Company secured $5,093.58 in the form of long-term promissory note from Nils Ollquist the company’s CEO.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.  See discussion Note 12 Related Party Transactions.

On July 30, 2013, the Company secured $50,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.  See discussion Note 12 Related Party Transaction.

On August 6, 2013, the Company secured $11,000 in the form of long-term promissory note.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.

On August 6, 2013, the Company secured $37,500 in the form of a convertible promissory note.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on May 6, 2014, and may be prepaid during the period from issuance to May 6, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at February 2, 2014 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.  Under the terms of the convertible promissory note, the Company is not in default.

On August 9, 2013, the Company secured $6,000 in the form of long-term promissory note.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.

On August 27, 2013, the Company secured $50,000 in the form of long-term promissory note.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.

On September 3, 2013, the Company secured $6,000 in the form of long-term promissory note.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.

On September 30, 2013, the Company secured $10,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.  See discussion Note 12 Related Party Transaction.

On October 7, 2013, the Company secured $100,000 in the form of long-term promissory note.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.  See discussion Note 14 Subsequent Events.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

On October 11, 2013 the Company secured $32,500 in the form of a convertible promissory note.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on July 5, 2014, and may be prepaid during the period from issuance to July 5, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at April 9, 2014 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.  Under the terms of the convertible promissory note, the Company is not in default.  See discussion Note 14 Subsequent Events.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

On September 30, 2013, the Company secured $10,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.  See discussion Note 11 Commitments and Contingencies.

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

At September 30, 2013 the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3,150,000, which expires in the year 2031, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 13 – INCOME TAXES (Continued)

At September 30, 2013, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2030	$3,150,000

Tax Asset	1,071,000
Less valuation allowance	(1,071,000)
Balance	$—

Net operating loss carry forwards September 30, 2013 (estimated)	$3,150,000
Balance	$3,150,000

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of September 30, 2013, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

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

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

Deferred Tax Asset: (Liability)

Net operating loss carry forward	$1,071,000
Subtotal	1,071,000
Valuation allowance	(1,071,000)

Net Deferred Tax Asset (Liability)	$—

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 14 - SUBSEQUENT EVENTS

Loans

On October 7, 2013, the Company secured $100,000 in the form of long-term promissory note.  The promissory note has a term of five years and pays compound interest of five percent per annum.  Under the terms of the long-term promissory note, the Company is not in default.  See discussion Note 11 Commitments and Contingencies.

On October 11, 2013 the Company secured $32,500 in the form of a convertible promissory note.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on July 5, 2014, and may be prepaid during the period from issuance to July 5, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at April 9, 2014 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.  Under the terms of the convertible promissory note, the Company is not in default.  See discussion Note 11 Commitments and Contingencies.

Agreements

On July 26, 2013, effective June 30, 2013, under the terms of an Extension Agreement (the “Extension”), the Company, Kalabat, and the Seller, agreed to defer the due date of all payments due on or before June 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to September 30, 2013.  Under the terms of the Extension two payments of $50,000 each, to be applied to amount due under the terms of the purchase agreements, will be made to the Seller (the “Extension Payments”).  The Extension Payments were made on July 30, 2013 and September 3, 2013.  See discussion Note 1 Nature of Operations and Note 11 Commitments and Contingencies.

On September 30, 2013, under the terms of the Second Extension Agreement (the “Second Extension”), the Company, Kalabat and the Seller, agreed to defer the due date of all outstanding payments due on or before September 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to December 31, 2013.  Under the terms of the Second Extension one payment of $25,000, to be applied to amount due under the terms of the purchase agreements, will be made to the Seller (the “Second Extension Payment”).  The Second payment was made on October 8, 2013.  See discussion Note 1 Nature of Operations and Note 11 Commitments and Contingencies.

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

On July 13, 2011, in anticipation of the merger, described below, with Interich International Limited (“Interich”), a British Virgin Islands Company, the Company changed its name to Borneo Resource Investments Ltd. On August 1, 2011 (the “Merger Date”), the Company was merged with Interich via a merger subsidiary the Company created for this transaction. From its inception, on September 22, 2009 until the date of the transaction, Interich was an inactive corporation with no significant assets or liabilities. The transaction has been accounted for as a reverse merger, and Interich was the acquiring company on the basis that Interich’s senior management became the entire senior management of the merged entity and there was a change of control of Borneo. While the transaction was accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of Borneo’s capital structure.

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

In connection with the merger, Borneo issued 60,178,073 restricted common shares to stockholders of Interich. In addition, holders of convertible debt exchanged their notes for 6,154,860 of the Company’s common shares. The issued and outstanding number of common shares subsequent to the merger and the exchange of convertible debt was 69,500,205. As of November 14, 2013, we had 73,400,459 shares of common stock outstanding.

Our principal executive offices are located at 19125 North Creek Parkway, Suite 120, Bothell, Washington, 98011 and our telephone number is (425) 329-2622.

Our Business

Borneo’s mission is to develop a diverse platform of natural resource assets, specifically gold and coal, in Indonesia.  The Company’s investment strategy is largely driven by the long term demand for raw materials, particularly precious metals and coal, arising from economic growth in Asia. The value matrix for our business is clear with a longer term, high value investment platform generated by the acquisition of high quality thermal coal concessions, complemented by cash flow producing investments in gold production assets. In order to minimize capital investment requirements, in what is a high capital investment business, the Company’s intention is to expand and “prove” its coal concession platform with the ultimate monetization of these assets through joint ventures with major resource groups, “farming out” or selling the concessions.  At the same time, the relatively small scale investment requirements of our gold strategy will generate significant cash flow leverage for our operations as we continue to build production through the upgrading of our existing facilities and acquisition of additional properties.

Gold Mining Properties

For its gold operations, the Company is building a production and development platform in the North Sulawesi area of the Indonesian archipelago, a gold rich area where traditional, small scale mining has yielded high levels of ore concentration from reef structures which were first identified by Newmont Mining over 20 years ago. The Company has already acquired a producing mine through its purchase of a company that owns 50 hectares of property near Manado, the regional capital of Minahasa Regency in the Northeastern part of the island of Sulawesi and is in the process of building its investment in this region.

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

In June 2013, the Company entered into agreements to purchase PT Puncak Kalabat (“Kalabat”), an Indonesian registered corporation. Kalabat owns two properties, comprising a 50 hectare property located in Talawaan City of North Minahasa Regency (“Talawaan”) and a 30 hectare property located in the Southeast Minahasa Regency (“Ratatotok”) both located in the North Sulawesi Province.  Beginning in May 2013, in anticipation of the closing of transaction enabling the Company to acquire Puncak, the operations on the Talawaan Property began to change. Prior to and through May 2013, the mining activities on the Talawaan Property operated as what could best be described as a cooperative. With the approval of the Seller, teams of individuals would granted areas on the property, and, at their own discretion, mine the site. Whatever ore they recovered was delivered to a central processing point. The ore would then be processed and the costs of processing were shared by the Seller and the miners. Once the gold was recovered and sold to local buyers, the Seller and the miners would then share the profits, after the necessary adjustments for processing costs. In addition, the equipment on the Talawaan Property was used by the miners on site, but by other miners in the area for their activities. Beginning in May 2013, the transition period prior to the closing of the transaction, working with the Seller, miners and the people responsible for processing, the Company began to implement a coordinated operating structure and the tracking all mining and processing activities on the Talawaan Property. In that the Talawaan Property had not been historically operated as a business, the company is treating the acquisition of the Talawaan Property as a purchase of a mining property, mining equipment and tools. The Company has not conducted any drilling programs or commissioned an NI 43-101 compliant technical report. We plan to develop and conduct small-scale gold mining within certain areas that are currently contained within our properties. The production decision or significant development on these projects will not be based on mineral reserves supported by an NI43-101 compliant technical report.

The region where both the Talawaan and Ratatotok properties are located in is part of an extensive gold formation which was initially surveyed some 20 years ago.  Talawaan and Ratatotok concession areas have been granted licenses in perpetuity by North Minahasa Regency and the Southeast Minahasa Regency respectively as a local exploration and production permits.  Beginning in June 2013, the Company began producing revenue from the surface mining of gold from Talawaan and is in the process of finalizing a budget to commence mining operations at Ratatotok.  The Company is actively assessing opportunities to acquire additional gold properties, both by way of land purchases and exploration and production licenses.

Talawaan

Talawaan is located close to the regional capital, Manado, and lies on a gold reef formation which runs for approximately 20km (12 miles) on an east/west axis.  The gold reef which runs through the forested property is extensive and easily accessible from the surface to a depth of 250 meters with little or no overburden along most of its length.  The property holds a license in perpetuity from the North Minahasa Regency as an exploration and production permit.  In July, a high concentration seam that comprised of loose clay lignite was discovered on the property.  Mining operations began on this part of the property at the end of September.

Ratatotok

Ratatotok is located near the village of Ratatotok, approximately 3 hours east of the regional capital of Manado and lies on a gold reef formation which runs east to west from the coast. The acquisition includes a perpetual license from the Southeast Minahasa Regency as an exploration and production permit.  Although there are currently no mining operations on the Ratatotok, mining activities are being pursued in the areas immediately adjacent to the Ratatotok.

Coal Concessions

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

With respect to development of its thermal coal investment platform, the Company has targeted Kalimantan on the island of Borneo, one of the world’s largest areas of high grade thermal coal deposits, through acquisition of exploration and production licenses with verified reserves and export potential.   Currently, the Company holds one coal mining concession near the city of Balikpapan acquired from PT Chaya Meratus Primecoal (“Meratus”).  In addition to Meratus, the Company has entered into memoranda of understanding or letters of intent with additional concession holders which will require the company to pay fees and conduct due diligence.  The Indonesian government has, for many years, been awarding coal mining exploration and licenses to local indigenous groups.  With strong relationships with local licensees, through two of its executive officers and a director, the Company has created preferential access to these concession opportunities.  Upon entering into agreements to acquire concessions, the Company will market the properties to mining companies and other interested parties.  The Company, when presented with the opportunity to do so, will seek to acquire concessions in other regions of Indonesia.  Further, Borneo is creating a trading platform for thermal coal concessions and individual coal deposits through arbitrage between Indonesia supply chains and major energy importing nations including India, China and the Philippines.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013 and September 30, 2012

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Sales	$507,771	$-	$720,410	$-
Cost and expenses
Costs applicable to sales	215,592	-	310,263	-
Depreciation	6,944	-	9,259	-
General and administrative	204,313	164,540	584,964	723,214

Operating income (loss)	80,922	(164,540)	(184,076)	(723,214)

Other income (expense)
Net interest expense	(13,007)	(1,899)	(24,965)	(37,840)
Amortization of debt discount	-	(99,186)	-	(897,456)

Net income (loss)	$67,915	$(265,625)	$(209,041)	$(1,658,510)

Revenues.  The Company generated revenues of $507,771 and $720,410 for the three months and nine months ended September 30, 2013 respectively.   We had no revenue for the three or nine months ended September 30, 2012.

Costs Applicable to Sales. The cost applicable to sales is for labor and other costs incurred in mining and processing the gold.  Employees are compensated based on the gold produced on the property. General and administrative consisted primarily of compensation for our officers and consultants.

Net Interest Expense and Amortization of debt discount. Net interest expense increased as a result of the utilization of debt to fund operations.  Amortization of debt discount and net interest expense were higher in 2012 due to the conversion of our convertible debt described below.

Liquidity and Capital Resources

On June 10, 2013, the Company entered into purchase agreements for the Talawaan Property, for an aggregate purchase price of $5,000,000, and the Ratatotok Property, for an aggregate purchase price of $2,000,000, by and among the Company, Kalabat and Sanding Longdong. These replaced purchase agreements previously entered into by the Company. The aggregate purchase price for the Talawaan Property and Ratatotok Property is $7,000,000. As of September 30, 2013, the Company has paid a total of $596,685 toward the outstanding balance due on these properties, leaving a balance payable at September 30, 2013 of $6,403,315.

Cash Flows for the nine months ended September 30, 2013

On September 30, 2013, we had a working capital deficit of $7,095,432 and stockholders’ deficit of $595,052. We had cash and cash equivalents of $9,815. Our current liabilities increased because of the amount owed to the Seller of the Kalabat property.

Cash used in operating activities was $460,382 for the nine months ended September 30, 2013 which was the result of a net loss of $209,041 and cash used to repay the liabilities on the Talawaan Property and Ratatotok Property. Cash generated from the Talawaan Property and Ratatotok Property will be used to pay down the debt owned on such properties. Cash used in investing activities were used for the purchase of the Talawaan Property and Ratatotok Property. Cash provided by financing activities for the nine months ended September 30, 2013 was $524,007 from the sale of promissory notes and common stock.

Promissory Notes

From September 21, 2012 through December 31, 2012, the Company secured $51,000 in loans in the form of short-term promissory notes. The promissory notes have a term ranging from thirty days to one year and pay compound interest of five percent per annum. During the period ended September 30, 2013, $2,500 in principal, plus accrued interest of $78 was repaid. From January 1, 2013 through February 7, 2013 the Company secured $4,500 in loans in the form of short-term promissory notes. The promissory notes have a term ranging from thirty days to 365 days and pay compound interest of five percent per annum. Where applicable the loans with a shorter term have been extended. Under the terms of the short-term promissory notes, the Company is not in default.

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

On June 7, 2013, the Company secured $30,000 in the form of promissory note. The promissory note has an initial term of 90 days, and can be extended an additional 90 days at the sole discretion of the Company in exchange for a one-time fee 10% of the principal. The promissory note pays compound interest of five percent per annum. On September 5, 2013 the Company exercised its right to extend the maturity date of the loan an additional 90 days and in exchange will pay a $3,000 extension fee when the loan is repaid. Under the terms of the promissory note, the Company is not in default.

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

On August 27, 2013, the Company secured $50,000 in the form of long-term promissory note. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default.

On September 3, 2013, the Company secured $6,000 in the form of long-term promissory note. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default.

On September 30, 2013, the Company secured $10,000 in the form of long-term promissory note from Nils Ollquist the company’s CEO. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default.

On October 7, 2013, the Company secured $100,000 in the form of long-term promissory note. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default.

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

On October 11, 2013 the Company secured $32,500 in the form of a convertible promissory note.  The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum.  The notes mature on July 5, 2014, and may be prepaid during the period from issuance to July 5, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment.  The holder has the option to convert any balance of principal and interest which is unpaid at April 9, 2014 or thereafter, into common stock of the Company.  The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%.  Under the terms of the convertible promissory note, the Company is not in default.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has accumulated a deficit of $3,184,978 as of September 30, 2013. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Inventories
Inventories are stated at the lower of cost or market value, cost being calculated on the weighted average basis. The cost of inventories comprises all costs of purchases, costs of fixed and variable production overheads and other costs incurred in bringing the inventories to their present location and condition. The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand. There was no inventory on hand at September 30, 2013 and December 31, 2012, respectively.

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

Mine Exploration and Development Costs
The Company accounts for mine exploration costs in accordance with Accounting Standards Codification 932, Extractive Activities. All exploration expenditures are expensed as incurred. Mine development costs are capitalized until production, other than production incidental to the mine development process, commences and are amortized on a units of production method based on the estimated proven and probable reserves. Mine development costs represent costs incurred in establishing access to mineral reserves and include costs associated with sinking or driving shafts and underground drifts, permanent excavations, roads and tunnels. The end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of capitalized mine development is computed based on the estimated life of the mine and commences when production, other than production incidental to the mine development process, begins. To date the Company had not incurred any mine development costs.

Mine Properties
The Company accounts for mine properties in accordance with Accounting Standard Codification 930, Extractive Activities-Mining. Costs of acquiring mine properties are capitalized by project area upon purchase of the associated claims. Mine properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties as of September 30, 2013.

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

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine months ended September 30, 2013 consisted of net income and foreign currency translation adjustments.

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

As of September 30, 2013 and December 31, 2012, the Company did not have any issued and outstanding stock options.

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

For the three and nine months ended September 30, 2013 two customers accounted for 100% of total revenue. For the three and nine months ended September 30, 2012, the Company had not generated any revenue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2013, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November 2013.

BORNEO RESOURCE INVESTMENTS LTD.

By:	/s/ Nils A Ollquist
NILS A. OLLQUIST
Chief Executive Officer