Form 10-K
period 2013-12-31
Borneo Resource Investments Ltd.
filed 2014-04-15
CIK 1355732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number: 000-54707

BORNEO RESOURCE INVESTMENTS LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-3724019
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,440,520 assuming a market value of $0.25 per share.

As of April 15, 2014, the registrant had 74,250,459 shares of common stock outstanding.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;
•	changes in the price of coal, gold or other minerals;
•	a change in the estimate of minerals on our concessions;
•	an inability to extract minerals from our properties;
•	changes in Indonesian law;
•	risks associated with counterparty default in any of our agreements
•	the ability to acquire funding;
•	other risks and uncertainties related to mining and our business strategy; and
•	weather conditions in Indonesia;

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

In connection with the merger, Borneo issued 60,178,073 restricted common shares to stockholders of Interich. In addition, holders of convertible debt exchanged their notes for 6,154,860 of the Company’s common shares. The issued and outstanding number of common shares subsequent to the merger and the exchange of convertible debt was 69,500,205. As of April 11, 2014, we had 73,400,459 shares of common stock outstanding.

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

In December 2013, through Kalabat, the Company finalized the purchase of a gold mining property for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. The acquired property, with the project name of Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo’s other gold mining properties, Ratatotok. Ratatotok South was purchased with assets including a stockpile of ore on site ready for processing, as well as significant infrastructure and equipment. Borneo plans to immediately begin supplemental excavation, with initial production slated to commence during first quarter 2014.

In January 2014, through Kalabat, finalized the purchase of another producing gold mining property. The 15 hectare property, with the project name Ratatotok Southeast, was acquired for $250,000. The property is located in the central section of a well-established gold reef structure. It is situated adjacent to two other Borneo gold properties, Ratatotok and Ratatotok South, located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia.

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

Talawaan

Talawaan is located close to the regional capital, Manado, and lies on a gold reef formation which runs for approximately 20km (12 miles) on an east/west axis. The gold reef which runs through the forested property is extensive and easily accessible from the surface to a depth of 250 meters with little or no overburden along most of its length. The property holds a license in perpetuity from the North Minahasa Regency as an exploration and production permit. The Company began mining operations on the Talawaan Property in June 2013. In July, a high concentration seam that comprised of loose clay lignite was discovered on the property. Mining operations began on this part of the property at the end of September 2013.

Ratatotok, Ratatotok South, Ratatotok Southeast

Ratatotok is located near the village of Ratatotok, approximately 3 hours east of the regional capital of Manado and lies on a gold reef formation which runs east to west from the coast. The acquisition includes a perpetual license from the Southeast Minahasa Regency as an exploration and production permit. Although there are currently no mining operations on the Ratatotok, mining activities are being pursued in the areas immediately adjacent to the Ratatotok. Borneo plans to immediately begin supplemental excavation, with initial production slated to commence in first quarter 2014.

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

Seasonality

The overall operations and financial performance of our Indonesian operations are impacted by seasonality. The volume of gold tends to be lower from November to March due to heavy rains and muddy conditions that may lead to flooding and an inability to mine and process gold. Our mining operations are also affected by religious holidays that are observed in Indonesia typically during July.

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

Raw Materials, Principal Suppliers and Customers

We are not dependent on any principal suppliers nor raw materials in our current business operations. For the year ended December 31, 2013 two customers accounted for 100% of total revenue from gold sales.

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

We have approximately 20 employees at our Indonesian mining operations, including administrative and processing personnel. In addition, we retain the services of approximately 100 miners.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

For its gold operations, the Company is building a production and development platform in the North Sulawesi area of the Indonesian archipelago, a gold rich area where traditional, small scale mining has yielded high levels of ore concentration from reef structures which were first identified by Newmont Mining over 20 years ago. The Company owns the following projects:

Property	Asset Type	Date of Acquisition	Ownership and Type	Acquisition Cost	Total Area (hectares)
Talawaan	Gold	June 2013	100% Perpetual Mining License	$5,000,000	50.0
Ratatotok	Gold	June 2013	100% Perpetual Mining License	$2,000,000	30.0
Ratatotok South	Gold	December 2013	100% Perpetual Mining License	$250,000	8.5
Ratatotok Southeast	Gold	January 2014	100% Perpetual Mining License	$250,000	15.0

Office Properties

On May 17, 2012, Borneo signed an office license agreement (rental agreement) for offices in Hong Kong. The agreement was for six months. The monthly fee is HKD$16,000 which equals approximately $4,200 per month. On September 6, 2012, effective December 1, 2012, the office rental agreement for the offices in Hong Kong has been extended in increments of an additional six months. The current rate rental rate is HKD$19,515 per month which equals approximately $2,600.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since July 2004, our common stock has been quoted in the OTC Pink Market. From July 2004 to November 2005, our common stock was quoted using the symbol ACEE. From November 2005 to September 2011, our common stock was quoted using the symbol AVTJ. Since September 2011, our common stock has been quoted using the symbol BRNE. The following table sets forth the range of high and low sales prices per share of the common stock for each of the calendar quarters identified below as reported by the OTC Pink Market. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year ended December 31, 2013:	High	Low
January 1, 2013 to March 31, 2013	$0.95	0.67
April l, 2013 to June 30, 2013	0.87	0.13
July 1, 2013 to September 30, 2013	0.49	0.08
October 1, 2013 to December 31, 2013	0.60	0.10

Year ending December 31, 2012	High	Low
January 1, 2012 to March 31, 2012	$2.90	$1.15
April 1, 2012 to June 30, 2012	2.04	1.01
July 1, 2012 to September 30 , 2012	2.00	0.55
October 1, 2012 to December 31 , 2012	1.32	0.42

Holders

As of April 7, 2014, there were approximately 60 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price

$0.60	5,100,000	5.00	$0.60	5,100,000	$0.60

Transactions involving the Company’s warrant issuance are summarized as follows:

		Stock Warrants
		Weighted Average
		Exercise
	Shares	Price
Outstanding at December 31, 2012	1,025,000	$0.30
Granted in 2013	5,100,000	0.60
Cancelled	-	-
Expired	(860,000)	0.30
Exercised	(165,000)	$0.30
Outstanding at December 31, 2013	5,100,000	$0.60

During the year ended December 31, 2011, the Company has issued 1,025,000 warrants to Note holders (“2011 Warrants”). During the year ended December 31, 2012, no warrants were cancelled, expired or were exercised. During the year ended December 31, 2013, no warrants were cancelled, 860,000 warrants expired, 165,000 were exercised and the Company issued 5,100,000 warrants.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;
•	changes in the price of coal, gold or other minerals;
•	a change in the estimate of minerals on our concessions;
•	an inability to extract minerals from our properties;
•	changes in Indonesian law;
•	risks associated with counterparty default in any of our agreements
•	the ability to acquire funding;
•	other risks and uncertainties related to mining and our business strategy; and
•	weather conditions in Indonesia;

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

In connection with the merger, Borneo issued 60,178,073 restricted common shares to stockholders of Interich. In addition, holders of convertible debt exchanged their notes for 6,154,860 of the Company’s common shares. The issued and outstanding number of common shares subsequent to the merger and the exchange of convertible debt was 69,500,205. As of April 15, 2014, we had 74,250,459 shares of common stock outstanding.

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

In December 2013, through Kalabat, the Company finalized the purchase of a gold mining property for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. The acquired property, with the project name of Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia.  The property is adjacent to the southern border of one of Borneo’s other gold mining properties, Ratatotok. Ratatotok South was purchased with assets including a stockpile of ore on site ready for processing, as well as significant infrastructure and equipment. Borneo plans to immediately begin supplemental excavation, with initial production slated to commence during first quarter 2014.

In January 2014, through Kalabat, finalized the purchase of another producing gold mining property.  The 15 hectare property, with the project name Ratatotok Southeast, was acquired for $250,000. The property is located in the central section of a well-established gold reef structure. It is situated adjacent to two other Borneo gold properties, Ratatotok and Ratatotok South, located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia.

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

Talawaan

Talawaan is located close to the regional capital, Manado, and lies on a gold reef formation which runs for approximately 20km (12 miles) on an east/west axis.  The gold reef which runs through the forested property is extensive and easily accessible from the surface to a depth of 250 meters with little or no overburden along most of its length.  The property holds a license in perpetuity from the North Minahasa Regency as an exploration and production permit. The Company began mining operations on the Talawaan Property in June 2013. In July, a high concentration seam that comprised of loose clay lignite was discovered on the property.  Mining operations began on this part of the property at the end of September 2013.

Ratatotok, Ratatotok South, Ratatotok Southeast

Ratatotok is located near the village of Ratatotok, approximately 3 hours east of the regional capital of Manado and lies on a gold reef formation which runs east to west from the coast. The acquisition includes a perpetual license from the Southeast Minahasa Regency as an exploration and production permit.  Although there are currently no mining operations on the Ratatotok, mining activities are being pursued in the areas immediately adjacent to the Ratatotok.  Borneo plans to immediately begin supplemental excavation, with initial production slated to commence in first quarter 2014.

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

Emerging Growth Company” Status under the Jumpstart Our Business Startups Act (“JOBS Act”)

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
●
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

Seasonality

The overall operations and financial performance of our Indonesian operations are impacted by seasonality. The volume of gold tends to be lower from November to March due to heavy rains and muddy conditions that may lead to flooding and an inability to mine and process gold. Our mining operations are also affected by religious holidays that are observed in Indonesia typically during July.

Competitive Factors

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties or properties containing reserves of coal and other precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities than us.

Results of Operations

	Years Ended
	December 31, 2013	December 31, 2012

Sales	$985,408	$-
Contract Processing	156,000	-
	1,141,408	-
Cost and expenses
Costs applicable to sales	544,043	-
Depreciation	16,203	-
General and administrative	805,270	885,669
Stock based compensation	2,113,471	-

Operating loss	(2,337,579)	(885,669)

Other income (expense)
Net interest expense	(39,281)	(40,486)
Amortization of debt discount	-	(908,286)

Net loss before provision of income taxes	(2,376,860)	(1,834,441)

Provision for income taxes
Current	(62,670)	-
Deferred	-	-
Total income taxes	(62,670)	-

Net loss	(2,439,530)	(1,834,441)

Net income attributable to noncontrolling interests	43,870	-

Net loss attributable to Borneo stockholders	$(2,483,400)	$(1,834,441)

Revenues. The Company generated revenues of $1,141,408 and $0 for the years ended December 31, 2013 and 2012, respectively.

Costs Applicable to Sales. The cost applicable to sales is for labor and other costs incurred in mining and processing the gold. Miners are compensated based on sales of the gold produced on the property net of processing expenses. General and administrative consisted primarily of compensation for our officers and consultants.

Net Interest Expense and Amortization of Debt Discount. Net interest expense increased as a result of the utilization of debt to fund operations. Amortization of debt discount and net interest expense were higher in 2012 due to the conversion of our convertible debt described below.

Liquidity and Capital Resources

On June 10, 2013, the Company entered into purchase agreements for the Talawaan Property, for an aggregate purchase price of $5,000,000, and the Ratatotok Property, for an aggregate purchase price of $2,000,000, by and among the Company, Kalabat and Sanding Longdong. These replaced purchase agreements previously entered into by the Company. The aggregate purchase price for the Talawaan Property and Ratatotok Property is $7,000,000. As of December 31, 2013, the balance outstanding from this accrued liabilities mine acquisition affiliate and promissory notes affiliate was $1,711,610 and $1,951,425, respectively.

Cash Flows for the year ended December 31, 2013

On December 31, 2013, we had a working capital deficit of $4,673,290 and stockholders’ equity of $1,743,560. We had cash equivalents of $8,785. Cash used in operating activities was $665,715 for the year ended December 31, 2013 which was the result of a net loss of $2,439,531 principally offset by a non-cash amortization of stock based compensation on the issuance of warrants and common stock of $2,113,471. During the year ended December 31, 2013, cash used by investing activities was $195,000. Cash provided by financing activities for the year ended December 31, 2013 was $868,310 from the sale of our common stock $49,500 and the issuance of promissory notes $818,810.

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

Borneo has acquired four gold mining properties, of which two are non-producing and two that which intend to begin mining operations in 2014, primarily through asset purchase agreements. In addition, Borneo has entered into agreements to acquire coal concessions, primarily letters of intent and agreements of understanding, that are not legally binding on either the concession holder or the Company until the parties enter into definitive agreements which will require the company to pay fees and conduct due diligence, with concession holders in the Indonesian region. The Company does not have the funds to make any commitments on its Letters of Intent. The Company’s strategy is to acquire coal concessions and develop a “land bank” of assets to buy and sell assets and arrange for strategic partners to mine coal on such concessions. It is the Company’s intention to select strategic partners to coordinate construction of coal mining infrastructure for concessions acquired. Ultimately, it is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of coal mining infrastructure and mining operations for concessions acquired.

To continue its operations over the next year, the Company needs $600,000 for salaries for their officers and to meet other administrative expenses. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. It will only be able to pursue its expansion of its gold mining operations if other sources of financing are found. It will only be able to pursue its coal mining operations if they are able to obtain a business partner to conduct coal mining operations. However, there are no assurances that any such financing for either activity can be obtained on acceptable terms and timely manner, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

Commitments

Borneo has entered into agreements to acquire its gold mining properties primarily through asset purchase agreements. Borneo has also entered agreements to acquire coal concessions, primarily letters of intent and agreements of understanding, with concession holders in the Indonesian region. For the coal concessions, it is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of coal mining infrastructure and mining operations for the coal concessions acquired. If coal mining is feasible, Borneo may enter into a partnership to mine the coal concession or sell the coal concession to a mining company. Each of the coal agreements call for or may require further negotiations among the parties.

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

Financing

From September 21, 2012 through December 31, 2012 the Company secured $31,000 in loans in the form of short-term promissory notes from non-affiliates. The promissory notes have a term ranging from thirty days to one year and pay compound interest of five percent per annum. Where applicable the loans with a shorter term have been extended. Under the terms of the short-term promissory notes, the Company is not in default. During the year ended December 31, 2013, the Company secured $30,000 and $2,500 in loans in the form of short-term promissory notes from non-affiliated third parties. During the same period three loans with principal totaling $6,000 was repaid. As of December 31, 2013 and 2012, the balance outstanding from short term promissory notes- other was $57,500 and $31,000, respectively. On March 28, 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note for shares of common stock of the Company. See discussion Note 8 Capital Stock and Note 14 Subsequent Events.

From November 9, 2012 through December 31, 2012 the Company secured $20,000 in loans in the form of short-term promissory notes from related parties. The promissory notes range from thirty days to 90 days and pay compound interest of five percent per annum. Under the terms of the short-term promissory notes, the Company is not in default. During the year ended December 31, 2013, the Company secured $2,000 in loans from a related party in the form of short-term promissory note. The promissory notes range from thirty days to 90 days and pay compound interest of five percent per annum. Under the terms of the short-term promissory note, the Company is not in default. See the discussion Note 12 Related Party Transactions. As of December 31, 2013, the balance outstanding from short-term promissory notes-related party was $22,000 and $20,000, respectively.

During the year ended December 31, 2013, the Company secured $355,216 in loans from a non-affiliated third party in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum.

During the year ended December 31, 2013, the Company secured $415,093 in loans from related parties in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. See the discussion Note 12 Related Party Transactions.

From January 1, 2014 through April 11, 2014, the Company secured $186,748 in loans from related parties in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. See the discussion Note 12 Related Party Transactions and Note 14 Subsequent Events.

Between January 1, 2014 and the report date, the Company secured loans for $24,000, $10,000 and $12,500, from a non-affiliated third party in the form of a short-term promissory notes.  The promissory notes have a term of six months and pay compound interest at five percent.  Under the terms of the promissory notes, the Company is not in default.  See Note 10 Commitments and Contingencies.

During the year ended December 31, 2013, the Company secured three convertible promissory notes of $37,500, 32,500, and $42,500. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes mature nine months after issuance, and may be prepaid during the period of six months of issuance, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment. The holder has the option to convert any balance of principal and interest which is unpaid at after a period of 180 days or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%. Under the terms of the convertible promissory note, the Company is not in default. On January 30, 2014 and March 28, 2014, respectively the Company repaid this convertible notes with accrued interest, prepayment charges and principal balances of $37,500 and $32,500. See discussion Note 14 Subsequent Events.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

The Company earns revenue from sale of gold as well as contract processing of third party’s gold ore in the Company’s production facilities. Revenue from sale of gold is recognized when title and risk of loss is passed on to the customer generally upon manual delivery of product to the customer subject to assurance of collection. Contract processing revenue is recognized when services are performed and collection is assured.

Cost of Revenue
Cost of revenue consists of costs associated with extracting ore from the ground, transportation, production that are directly related to a revenue-generating. The Company becomes obligated to make payments to miners @ 30% of net revenue profit sharing in the period the product are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying consolidated statement of operations.

Inventories
Product inventories are valued at the lower of average production cost and net realizable value. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after an allowance for further processing costs. Finished goods inventory, characterized as concentrate, is valued at the lower of average production cost and net realizable value. Materials and supplies are valued at the lower of cost and replacement cost. The inventory on hand was $-0- at December 31, 2013 and 2012.

Mining properties, plant and equipment
Mining properties, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses. The cost of mining properties, plant or equipment items consists of the purchase price, any costs directly attributable to bringing the asset to the location and condition necessary for its intended use and an initial estimate of the costs of dismantling and removing the item and restoring the site on which it is located. Mining properties include direct costs of acquiring properties (including option payments) and costs incurred directly in the development of properties once the technical feasibility and commercial viability has been established.

Exploration and evaluation costs are those costs required to find a mining property and determine commercial feasibility. These costs include costs to establish an initial mining resource and determine whether inferred mining resources can be upgraded to measured and indicated mining resources and whether measured and indicated mining resources can be converted to proven and probable reserves. Project costs related to exploration and evaluation activities are expensed as incurred until such time as the Company has defined mining reserves. Thereafter, costs for the project are capitalized prospectively in mining properties, plant and equipment. The Company also recognizes exploration and evaluation costs as assets when acquired as part of a business combination, or asset purchase, with these assets recognized at cost.

Capitalized exploration and evaluation costs for a project are classified as such until the project demonstrates technical feasibility and commercial viability. Upon demonstrating technical feasibility and commercial viability, and subject to an impairment analysis, capitalized exploration and evaluation costs are transferred to capitalized development costs within mining property, plant and equipment. Technical feasibility and commercial viability generally coincide with the establishment of proven and probable reserves; however, this determination may be impacted by management’s assessment of certain modifying factors.

Where an item of plant and equipment comprises major components with different useful lives, the components are accounted for as separate items of plant and equipment and amortized separately over their useful lives.

Plant and equipment is recorded at cost and amortized using the straight-line method. The accumulated costs of mining properties that are developed to the stage of commercial production are amortized using the units of production method, based on proven and probable reserves (as defined by National Instrument 43-101).

The Company conducts an annual assessment of the residual balances, useful lives and depreciation methods being used for mining properties, plant and equipment and any changes arising from the assessment are applied by the Company prospectively.

Impairment of Long-Lived Assets
The Company’s tangible assets are reviewed for indications of impairment at each financial statement date. If an indicator of impairment exists, the asset’s recoverable amount is estimated. An impairment loss is recognized when the carrying amount of an asset, or its cash-generating unit, exceeds its recoverable amount. A cash-generating unit is the smallest identifiable group of assets that generates cash flows that are largely independent of the cash flows from other assets or groups of assets. Impairment losses are recognized in profit and loss for the period.

The recoverable amount is the greater of fair value less costs to sell and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. For an asset that does not generate largely independent cash inflows, the recoverable amount is determined for the cash-generating unit to which the asset belongs.

Management periodically reviews the carrying value of its exploration and evaluation assets with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of reserves, forecast future metal prices, forecast future costs of exploring, developing and operating a producing mine, expiration term and ongoing expense of maintaining leased mineral properties and the general likelihood that the Company will continue exploration. The Company does not set a pre- determined holding period for properties with unproven reserves. However, properties which have not demonstrated suitable mineral concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted and their carrying values are recoverable.

If any area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the period of abandonment or determination that the carrying value exceeds its fair value. The amounts recorded as mineral properties represent costs incurred to date and do not necessarily reflect present or future values.

The impairment expenses was $-0- during the years ended December 31, 2013 and 2012.

Reclamation and rehabilitation obligations
The Company recognizes provisions for statutory, contractual, constructive or legal obligations associated with the decommissioning and reclamation of mining property, plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. A liability is recognized at the time environmental disturbance occurs and the resulting costs are capitalized to the corresponding asset. The provision for reclamation and rehabilitation obligations is estimated using expected cash flows based on engineering and environmental reports prepared by third-party industry specialists and is discounted at a pre-tax rate specific to the liability. The capitalized amount is amortized on the same basis as the related asset.

In subsequent periods, the liability is adjusted for any changes in the amount or timing of the estimated future cash costs and for the accretion of discounted underlying future cash flows. The unwinding of the effect of discounting the provision is recorded as a finance cost in profit or loss for the period.

The reclamation expenses was $-0- during the years ended December 31, 2013 and 2012.

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

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash consists of a checking account and money market account held by financial institutions.

Prepaid Project Expenses
The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments. When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described above in Mining Properties, Plant and Equipment.

The project deposit $15,000 and $-0- at December 31, 2013 and 2012, respectively.

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

Net Loss Per Share, basic and diluted
The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic income or loss per share has been computed by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. All of the shares issuable upon conversion of the notes payable and exercise of warrants had exercise prices greater than the average market price of the Company’s common stock during the period ended December 31, 2013 and are excluded from the calculation of diluted net income per share because their effect is anti-dilutive. Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

For the periods ended December 31, 2013 and 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities. The August 6, 2013, November 11, 2013 and November 22, 2013 convertible promissory notes have a variable conversion feature that does not become effective until February 2014, April 2014, and June 2014 respectively.

Fair Value of Financial Instruments
The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2013 and 2012.

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

The functional currency of Puncak is the Indonesian Rupiah (“IDR”). For financial reporting purposes, IDR were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in the consolidated results of operations. There has been no significant fluctuation in the exchange rate for the conversion of HKD to USD or IDR to USD during the reporting period and after the balance sheet date.

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income consisted of net income and foreign currency translation adjustments.

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

As of December 31, 2013 and 2012, the Company did not have any issued and outstanding stock options.

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

For the year ended December 31, 2013 two customers accounted for 100% of total revenue. For the year ended December 31, 2012, the Company did not generated any revenue.

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has not incur any research and development expenses through December 31, 2013.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

Please see our Financial Statements beginning on page F-1 of this annual report.

BORNEO RESOURCE INVESTMENTS LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of
Borneo Resource Investments Ltd.
Bothell, Washington

We have audited the accompanying consolidated balance sheets of Borneo Resource Investments Ltd. and its subsidiaries (the “Company”), as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 of the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
April 15, 2014

BORNEO RESOURCE INVESTMENTS LTD.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalent	$8,785	$1,190
Project deposit	15,000	-
Total current assets	23,785	1,190

Property & equipment:
Mining Property	7,156,176	-
Buildings - net	10,000	-
Equipment - net	62,536	-
	7,228,712	-
Other assets:
Deposits	2,818	2,818

Total other assets	2,818	2,818

Total assets	$7,255,315	$4,008

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued interest	$585,835	$237,578
Accrued liabilities - mine acquisition - affiliate	1,711,610	-
Accrued liabilities - mine acquisition - other	110,000	-
Income Taxes Payable	62,670	-
Accrued liabilities - other	8,535	76,440
Convertible notes payable net of deferred debt discount of $0 as of December 31, 2013 and 2012 respectively	187,500	75,000
Promissory notes - affiliates	1,951,425	-
Promissory notes - related parties	22,000	20,000
Promissory notes - other	57,500	31,000
Total current liabilities	4,697,075	440,018

Promissory notes - long-term - related parties	415,094	-
Promissory notes - long-term - other	355,216	-

Total liabilities	5,467,385	440,018

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Borneo stockholders' equity (deficit):
Preferred stock; $0.001 par value; 100,000,000 shares authorized, none issued and outstanding as of December 31, 2013 and 2012	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized, 74,250,459 shares and 73,235,459 shares issued and outstanding as of December 31, 2013, and 2012 respectively	74,250	73,236
Additional paid in capital	7,090,917	2,428,961
Accumulated deficit	(5,421,607)	(2,938,207)
Total Borneo stockholders' equity (deficit)	1,743,560	(436,010)

Noncontrolling interest	44,370	-
Total stockholders' equity (deficit)	1,787,930	(436,010)

Total liabilities and stockholders' equity (deficit)	$7,255,315	$4,008

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2013	2012

Sales	$985,408	$-
Contract Processing	156,000	-
	1,141,408	-
Costs and expenses
Costs applicable to sales	544,043	-
Depreciation	16,203	-
General and administrative	805,270	885,669
Stock based compensation	2,113,471	-

Operating loss	(2,337,579)	(885,669)

Other income (expense)
Interest income	74	7
Interest expense	(39,355)	(40,493)
Amortization of debt discount	-	(908,286)

Income (loss) before provision for income taxes	(2,376,860)	(1,834,441)

Provision for income taxes:
Current	(62,670)	-
Deferred	-	-
Total income taxes	(62,670)	-

Net loss	(2,439,530)	(1,834,441)

Net income attributable to noncontrolling interests	43,870	-

Net loss attributable to Borneo shareholders	$(2,483,400)	$(1,834,441)

Weighted avearge number of common shares outstanding (basic and fully diluted)	73,315,790	70,865,474

Net income (loss) per common share (basic and fully diluted)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2012 to December 31, 2013

			Additional
	Common stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Interest	Total

Balance, December 31, 2011	69,595,205	$69,595	$1,144,525	$(1,103,766)	$-	$110,354
Sale of common stock for cash	280,000	280	279,720	-	-	280,000
Common stock issued on conversion of debt & accrued interest	3,360,254	3,361	1,004,716	-	-	1,008,077
Net loss for the year ended December 31, 2012	-	-	-	(1,834,441)	-	(1,834,441)
Balance, December 31, 2012	73,235,459	$73,236	$2,428,961	$(2,938,207)	$-	$(436,010)
Common stock issued on warrants exercised	165,000	164	49,335			49,499
Noncontrolling interest in purchase of PT Puncak Kalabat					500	500
Common stock issued for services	750,000	750	351,750			352,500
Common stock issued for restructure of debt	100,000	100	2,499,900			2,500,000
Common stock warrants issued for services			1,760,971			1,760,971
Net loss for the year ended December 31, 2013				(2,483,400)	43,870	(2,439,530)
Balance, December 31, 2013	74,250,459	$74,250	$7,090,917	$(5,421,607)	$44,370	$1,787,930

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,439,530)	$(1,834,441)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	16,203	-
Tools acquired in mining acquisition written off	5,085	-
Amortization of deferred debt discount on convertible notes	-	908,286
Non-cash expenses	1,765,971	-
Common stock issued in exchange for services	352,500	-
Changes in operating assets and liabilities:
Employee advances	-	10,773
Project deposit	(15,000)	-
Deposits and restricted cash	-	42,578
Accounts payable and accrued interest	331,2578	311,429
Accrued liabilities - mine acquisition	(676,965)	-
Income Taxes Payable	62,670	-
Accrued liabilities - other	(67,906)	-
Net cash used in operating activities	(665,715)	(561,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in asset purchase transaction	(195,000)	-
Net cash provided by investing activities	(195,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	70,000	-
Proceeds from promissory notes - long-term - related parties	365,094	-
Proceeds from promissory notes - long-term - other	355,216	-
Proceeds from promissory notes - short term - related parties	2,000	20,000
Proceeds from promissory notes - short term - other	26,500	31,000
Proceeds from the issuance of common stock on conversion of warrants	49,500	280,000
Net cash provided by financing activities	868,310	331,000

Net (decrease) increase in cash and cash equivalents	7,595	(230,375)

Cash and cash equivalents at beginning of period	1,190	231,565

Cash and cash equivalents at end of period	$8,785	$1,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$78	$5,495
Cash paid during the period for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable and accrued interest	$-	$1,008,077
Amount paid by the related party on behalf of the Company for investment in foreign subsidiary	$4,500	$-
Amount paid by the related party on behalf of the Company for assets purchase transaction	$55,000	$-
Amount of imputed value of non-controlling interest for investment in foreign sub	$500	$-
Fixed assets received on assets purchase transanction	$7,250,000	$-
Net accrued liabilities assumed on assets purchase transaction	$7,000,000	$-
Accrued liabilities paid by unrelated long-term promissory note holder	$50,000	$-
Accounts payable paid by convertible note holder	$42,500	$-
Common stock issued for reorganization of debt for purchase transaction	$2,500,000	$-
Reclass from accrued liabilities mine acquisition account to promissory notes affiliate	$1,951,425	$-

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 1 - NATURE OF OPERATIONS (Continued)

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 1 - NATURE OF OPERATIONS (Continued)

For the purchase of the Talawaan Property, the Company has paid $105,000 as the initial payment to the Seller through Kalabat. The purchase agreement for the Talawaan Property requires further payments of $395,000, which became due upon the execution of the purchase agreement for the Talawaan Property, an additional $2,500,000 due on or before June 30, 2013 and a final payment of $2,000,000 due on December 31, 2013. The purchase agreement for the Talawaan Property requires that the Seller deliver to Kalabat the Talawaan Property. As a result of this Agreement, the Company recorded a payable of $4,895,000 on its financial statements and shall began to generate revenues during the month of June 2013.

Beginning in May 2013, in anticipation of the closing of transaction enabling the Company to acquire Puncak, the operations on the Talawaan Property began to change. Prior to and through May 2013, the mining activities on the Talawaan Property operated as what could best be described as that of a cooperative. With the approval of the Seller, teams of individuals would granted areas on the property, and at their own discretion over their activities, mine the site. Whatever ore they recovered was delivered to a central processing point. The ore would then be processed and the costs of processing were shared by the Seller and the miners. Once the gold was recovered and sold to local buyers, the Seller and the miners would then share the profits, after the necessary adjustments for processing costs. In addition, the equipment on the Talawaan Property was used by the miners on site, but by other miners in the area for their activities. Beginning in May 2013, the transition period prior to the closing of the transaction, working with the Seller, miners and the people responsible for processing, the Company began to implement a coordinated operating structure and the tracking all mining and processing activities on the Talawaan Property. In that the Talawaan Property had not been historically operated as a business, the company is treating the acquisition of the Talawaan Property as a purchase of a mining property, mining equipment and tools.

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

The Company’s allocation of the purchase price on the date of acquisition of the Talawaan and Ratatotok assets acquired and liabilities assumed at the time of acquisition are as follows:

	Talawaan	Ratatotok	Total
Mining Property	$4,939,361	$2,000,000	$6,939,361
Equipment – mining	55,554	-	55,554
Tools	5,085	-	5,085
Accrued liabilities – asset purchase	(5,000,000)	(2,000,000)	(7,000,000)
	$-	$-	$-

The preceding allocations are preliminary and are subject to change based upon management’s further review and analysis of the acquisitions.

On July 26, 2013, effective June 30, 2013, under the terms of an Extension Agreement (the “Extension”), the Company, Kalabat, and the Seller, agreed to defer the due date of all payments due on or before June 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to September 30, 2013. Under the terms of the Extension two payments of $50,000 each, to be applied to amount due under the terms of the purchase agreements, will be made to the Seller (the “Extension Payments”). The Extension Payments were made on July 30, 2013 and September 3, 2013. See discussion Note 10 Commitments and Contingencies and Note 11 Affiliate Transactions.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 1 - NATURE OF OPERATIONS (Continued)

On September 30, 2013, under the terms of the Second Extension Agreement (the “Second Extension”), the Company, Kalabat and the Seller, agreed to defer the due date of all outstanding payments due on or before September 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to December 31, 2013. Under the terms of the Second Extension one payment of $25,000, to be applied to amount due under the terms of the purchase agreements, will be made to the Seller (the “Second Extension Payment”). The Second payment was made on October 8, 2013. See discussion Note 10 Commitments and Contingencies and Note 11 Affiliate Transactions.

On December 17, 2013, under the terms of a Debt Restructuring Agreement (the “Restructuring Agreement”), the Company, Kalabat and the Seller of the "Talawaan Property," agreed to reduce the balance to be paid by $2,500,000 from $4,650,000 to $2,150,000, in exchange for 100,000 shares of Borneo stock and a non-interest bearing promissory note. Under the terms of the promissory note the Company agreed to make a payment of $20,000 on or before December 25, 2013, a payment of $30,000 on or before December 31, 2013, a payment of $500,000 on or before January 31, 2014, and a final payment of $1,600,000 on or before March 31, 2013. The Seller is compensated to oversee operations at the Talawaan Property and as such he is considered an affiliate for the purposes of this transaction. . See discussion Note 8 Capital Stock, Note 10 Commitments and Contingencies and Note 11 Affiliate Transactions.

On December 11, 2013, under the terms of an Asset Purchase Agreement, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 8.6 hectare a then non-producing gold mining property (“Ratatotok South”) for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo's other gold mining properties, Ratatotok. In that the Ratatotok South had not been historically operated as a business, the company is treating the acquisition of the Ratatotok South as a purchase of a mining property, mining equipment and tools. See discussion Note 10 Commitments and Contingencies.

On January 11, 2014, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 14.7 hectare a non-producing gold mining property (“Ratatotok Southeast”) for $250,000, including an initial $15,000 payment in cash and four subsequent payments of $100,000, $50,000, $50,000 and $35,000 respectively. Ratatotok Southeast, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the border of one of Borneo's other gold mining properties, Ratatotok. In that the Ratatotok Southeast had not been historically operated as a business, the company is treating the acquisition of the Ratatotok Southeast as a purchase of a mining property. See discussion Note 10 Commitments and Contingencies and Note 14 Subsequent Events.

The Company’s allocation of the purchase price on the date of acquisition of the Ratatotok South and Ratatotok Southeast assets acquired and liabilities assumed at the time of acquisition are as follows:

	Ratatotok South	Ratatotok Southeast	Total
Mining Property	$216,815	$250,000	$466,815
Buildings	10,000	-	10,000
Equipment – mining	23,185	-	23,185
Accrued liabilities – asset purchase	(250,000)	(250,000)	(500,000)
	$-	$-	$-

The preceding allocations are preliminary and are subject to change based upon management’s further review and analysis of the acquisitions.

The Company’s year-end is December 31. The Company is currently not in an exploratory stage and was in an exploratory stage until June 30, 2013.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

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

NOTE 4 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation
The accompanying consolidated financial statements include the financial statements of Borneo and its subsidiaries (refer below table) are prepared to conform to accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions were eliminated in consolidation.

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

PT Puncak was formed on March 28, 2013.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 4 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES (Continued)

Going Concern Uncertainties
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has accumulated a deficit of $5,421,607 as of December 31, 2013 . The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of consolidated financial statements are as follows:

Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

The Company earns revenue from sale of gold as well as contract processing of third party’s gold ore in the Company's production facilities. Revenue from sale of gold is recognized when title and risk of loss is passed on to the customer generally upon manual delivery of product to the customer subject to assurance of collection. Contract processing revenue is recognized when services are performed and collection is assured.

Cost of Revenue
Cost of revenue consists of costs associated with extracting ore from the ground, transportation, production that are directly related to a revenue-generating. The Company becomes obligated to make payments to miners @ 30% of net revenue profit sharing in the period the product are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying consolidated statement of operations.

Inventories
Product inventories are valued at the lower of average production cost and net realizable value. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after an allowance for further processing costs. Finished goods inventory, characterized as concentrate, is valued at the lower of average production cost and net realizable value. Materials and supplies are valued at the lower of cost and replacement cost. The inventory on hand was $-0- at December 31, 2013 and 2012.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mining properties, plant and equipment
Mining properties, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses. The cost of mining properties, plant or equipment items consists of the purchase price, any costs directly attributable to bringing the asset to the location and condition necessary for its intended use and an initial estimate of the costs of dismantling and removing the item and restoring the site on which it is located. Mining properties include direct costs of acquiring properties (including option payments) and costs incurred directly in the development of properties once the technical feasibility and commercial viability has been established.

Exploration and evaluation costs are those costs required to find a mining property and determine commercial feasibility. These costs include costs to establish an initial mining resource and determine whether inferred mining resources can be upgraded to measured and indicated mining resources and whether measured and indicated mining resources can be converted to proven and probable reserves. Project costs related to exploration and evaluation activities are expensed as incurred until such time as the Company has defined mining reserves. Thereafter, costs for the project are capitalized prospectively in mining properties, plant and equipment. The Company also recognizes exploration and evaluation costs as assets when acquired as part of a business combination, or asset purchase, with these assets recognized at cost.

Capitalized exploration and evaluation costs for a project are classified as such until the project demonstrates technical feasibility and commercial viability. Upon demonstrating technical feasibility and commercial viability, and subject to an impairment analysis, capitalized exploration and evaluation costs are transferred to capitalized development costs within mining property, plant and equipment. Technical feasibility and commercial viability generally coincide with the establishment of proven and probable reserves; however, this determination may be impacted by management’s assessment of certain modifying factors.

Where an item of plant and equipment comprises major components with different useful lives, the components are accounted for as separate items of plant and equipment and amortized separately over their useful lives.

Plant and equipment is recorded at cost and amortized using the straight-line method. The accumulated costs of mining properties that are developed to the stage of commercial production are amortized using the units of production method, based on proven and probable reserves (as defined by National Instrument 43-101).

The Company conducts an annual assessment of the residual balances, useful lives and depreciation methods being used for mining properties, plant and equipment and any changes arising from the assessment are applied by the Company prospectively.

Impairment of Long-Lived Assets
The Company’s tangible assets are reviewed for indications of impairment at each financial statement date. If an indicator of impairment exists, the asset’s recoverable amount is estimated. An impairment loss is recognized when the carrying amount of an asset, or its cash-generating unit, exceeds its recoverable amount. A cash-generating unit is the smallest identifiable group of assets that generates cash flows that are largely independent of the cash flows from other assets or groups of assets. Impairment losses are recognized in profit and loss for the period.

The recoverable amount is the greater of fair value less costs to sell and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. For an asset that does not generate largely independent cash inflows, the recoverable amount is determined for the cash-generating unit to which the asset belongs.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management periodically reviews the carrying value of its exploration and evaluation assets with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of reserves, forecast future metal prices, forecast future costs of exploring, developing and operating a producing mine, expiration term and ongoing expense of maintaining leased mineral properties and the general likelihood that the Company will continue exploration. The Company does not set a pre- determined holding period for properties with unproven reserves. However, properties which have not demonstrated suitable mineral concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted and their carrying values are recoverable.

If any area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the period of abandonment or determination that the carrying value exceeds its fair value. The amounts recorded as mineral properties represent costs incurred to date and do not necessarily reflect present or future values.

The impairment expenses was $-0- and $-0- during the year ended December 31, 2013 and 2012.

Reclamation and rehabilitation obligations
The Company recognizes provisions for statutory, contractual, constructive or legal obligations associated with the decommissioning and reclamation of mining property, plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. A liability is recognized at the time environmental disturbance occurs and the resulting costs are capitalized to the corresponding asset. The provision for reclamation and rehabilitation obligations is estimated using expected cash flows based on engineering and environmental reports prepared by third-party industry specialists and is discounted at a pre-tax rate specific to the liability. The capitalized amount is amortized on the same basis as the related asset.

In subsequent periods, the liability is adjusted for any changes in the amount or timing of the estimated future cash costs and for the accretion of discounted underlying future cash flows. The unwinding of the effect of discounting the provision is recorded as a finance cost in profit or loss for the period.

The reclamation expenses was $-0- and $-0- during the year ended December 31, 2013 and 2012.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates based on assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenues and expenses during the reporting periods. Accordingly, our accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in preparation of consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates that may have a significant effect include impairment analysis relating to mineral properties, volatility calculations relating to warrants. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes.

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash consists of a checking account and money market account held by financial institutions.

Prepaid Project Expenses
The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments. When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described above in Mining Properties, Plant and Equipment.

The project deposit $15,000 and $-0- at December 31, 2013 and 2012, respectively.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

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

Net Loss Per Share, basic and diluted
The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic income or loss per share has been computed by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. All of the shares issuable upon conversion of the notes payable and exercise of warrants had exercise prices greater than the average market price of the Company’s common stock during the period ended December 31, 2013 and are excluded from the calculation of diluted net income per share because their effect is anti-dilutive. Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

For the periods ended December 31, 2013 and 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities. The August 6, 2013, November 11, 2013 and November 22, 2013 convertible promissory notes have a variable conversion feature that does not become effective until February 2014, April 2014, and June 2014 respectively.

Fair Value of Financial Instruments
The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and 2012.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2013 and 2012.

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

The functional currency of Puncak is the Indonesian Rupiah (“IDR”). For financial reporting purposes, IDR were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in the consolidated results of operations. There has been no significant fluctuation in the exchange rate for the conversion of HKD to USD or IDR to USD during the reporting period and after the balance sheet date.

The Company uses Accounting Standard Codification 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income consisted of net income and foreign currency translation adjustments.

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

As of December 31, 2013 and 2012, the Company did not have any issued and outstanding stock options.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

For the year ended December 31, 2013 two customers accounted for 100% of total revenue. For the year ended December 31, 2012, the Company did not generated any revenue.

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has not incur any research and development expenses through December 31, 2013.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 6 - MINING PROPERTY, PLANT AND EQUIPMENT

Mining property, plant and equipment comprise:

	Mining property	Machinery & equipment	Building	Total
Cost
Balance at December 31, 2012	$-	$-	$-	$-
Talawaan property purchase	4,939,361	60,639	-	5,000,000
Ratatotok property purchase	2,000,000	-	-	2,000,000
Ratatotok South property purchase	216,815	23,185	10,000	250,000
Write off	-	(5,085)	-	(5,085)

Balance at December 31, 2013	$7,156,176	$78,739	$10,000	$7,244,915

Accumulated depreciation and impairment
Balance at December 31, 2012	$-	$-	$-	$-
Depreciation	-	16,203	-	16,203

Balance at December 31, 2013	$-	$16,203	$-	$16,203

Net book value
At December 31, 2012	$-	$-	$-	$-
At December 31, 2013	$7,156,176	$62,536	$10,000	$7,228,712

Management believes the Company has diligently investigated rights of ownership of all of the mining properties to a level which is acceptable by prevailing industry standards with respect to the current stage of development of each property in which it has an interest and, to the best of its knowledge, all agreements relating to such ownership rights are in good standing. However, all properties may be subject to prior claims, agreements or transfers, and rights of ownership may be affected by undetected defects.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Senior Secured Convertible Notes (“Notes”) represents amounts received from unrelated lenders under the terms of the private placement offering.

At December 31, 2013 and 2012 convertible notes were comprised of the following:

	December 31, 2013	December 31, 2012
Senior Secured Convertible Promissory Note (net of unamortized debt discount of $0 at December 31, 2013 and 2012), in default	$75,000	$75,000
8% convertible promissory note, due on May 6. 2014	37,500	-
8% convertible promissory note, due on July 5. 2014	32,500	-
8% convertible promissory note, due on August 26. 2014	42,500	-
Total	187,500	-
Less: Current portion	$(187,500)	$(75,000)
Long Term portion	$-	$-

On August 6, 2013, the Company secured $37,500 in the form of a convertible promissory note. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes mature on May 6, 2014, and may be prepaid during the period from issuance to May 6, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment. The holder has the option to convert any balance of principal and interest which is unpaid at February 2, 2014 or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%. Under the terms of the convertible promissory note, the Company is not in default. On January 30, 2014, the Company repaid this convertible note with accrued interest, prepayment charges and principal balance of $37,500. See discussion Note 14 Subsequent Events.

On October 2, 2013, the Company secured $32,500 in the form of a convertible promissory note. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes mature on July 5, 2014, and may be prepaid during the period from issuance to July 5, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment. The holder has the option to convert any balance of principal and interest which is unpaid at March 30, 2014 or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%. Under the terms of the convertible promissory note, the Company is not in default. On March 28, 2014, the Company repaid this convertible note with accrued interest, prepayment charges and principal balance of $32,500. See discussion Note 14 Subsequent Events.

On November 22, 2013, the Company secured $42,500 in the form of a convertible promissory note. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes mature on August 26, 2014, and may be prepaid during the period from issuance to August 26, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment. The holder has the option to convert any balance of principal and interest which is unpaid at February 2, 2014 or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%. Under the terms of the convertible promissory note, the Company is not in default.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, effective October 31, 2012, two Notes with principal amounts totaling $75,000 are in default, and as provided for under the terms of the Notes the interest rate increased to 14% per annum. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the convertible notes, the subscriber to the private placement also received a two year warrant (i.e. 1,025,000 warrants), from the date of the closing of the private placement offering to purchase shares of the Company’s common stock at exercise price of $0.30 per share. The Notes had a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount was amortized over the original one-year term of the Notes as additional interest expense. For the years December 31, 2013 and 2012 $0 was amortized and shown as interest expense.

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

NOTE 8 - CAPITAL STOCK

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

As of December 31, 2013 and 2012, there were no shares of preferred stock issued and outstanding.

Common stock
The Company authorized the issuance of 400,000,000 shares of common stock, par value $0.001.

As of December 31, 2013 and 2012 there were 74,250,459 shares and 73,235,459 of common stock issued and outstanding, respectively.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 8 - CAPITAL STOCK (Continued)

In January 2012, in connection with a private placement the Company sold and issued 80,000 shares of its common stock at $1.00 per share.

In May 2012, $695,000 plus accrued interest of $41,057 was converted to 2,453,532 shares of common stock by the terms of the convertible notes. See discussion Note 7 Convertible Notes Payable.

In June 2012, the Company sold and issued 100,000 shares under the terms of this offering.

In July 2012, $200,000 plus accrued interest of $14,773 was converted to 715,909 shares of common stock by the terms of the convertible notes. See discussion Note 7 Convertible Notes Payable.

In August 2012, $55,000 plus accrued interest of $2,243 was converted to 190,813 shares of common stock by the terms of the convertible notes. See discussion Note 7 Convertible Notes Payable.

In April 2013, the Company issued 50,000 shares on the exercise of 50,000 common stock warrants at $.30 per share for total consideration of $15,000. See discussion Note 9 Warrants.

In May 2013, the Company issued 67,000 shares on the exercise of 67,000 common stock warrants at $.30 per share for total consideration of $20,050. See discussion Note 9 Warrants.

In July 2013, the Company issued 48,000 shares on the exercise of 48,000 common stock warrants at $.30 per share for total consideration of $14,450. See discussion Note 9 Warrants.

In December 2013, the Company issued 750,000 under the terms of an agreement with investor relations company , dated November 1, 2013, at per share price of $0.47 per share, the market price of the shares as of November 1, 2013.

In December 2013, the Company issued 100,000 shares under the terms of a Debt Restructuring Agreement to an affiliate reducing balance due by $2,500,000 which was credited to additional paid in capital. See discussion Note 1 Nature of Operations, Note 10 Commitments and Contingencies and Note 11 Affiliate Transactions.

In March 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note of $36,029 for 180,146 shares of common stock of the Company at a price of $.20 per share, the market price of the common stock at the close on March 28, 2014. See discussion Note 8 Capital Stock and Note 10 Commitments and Contingencies.

NOTE 9 – WARRANTS

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2013 and 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price

$0.60	5,100,000	5.00	$.60	5,100,000	$.60

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 9 - WARRANTS (Continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

		Stock Warrants
		Weighted Average
		Exercise
	Shares	Price
Outstanding at December 31, 2012	1,025,000	$0.30
Granted in 2013	5,100,000	0.60
Cancelled	-	-
Expired	(860,000)	0.30
Exercised	(165,000)	$0.30
Outstanding at September 30, 2013	5,100,000	$0.60

During the year ended December 31, 2011, the Company has issued 1,025,000 warrants to the Note holder. The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model. See discussion Note 7 Convertible Notes Payable.

In April 2013, 50,000 warrants were exercised at $.30 per warrant for a total of $15,000. See discussion Note 8 Capital Stock.

In May 2013, 67,000 warrants were exercised at $.30 per warrant for a total of $20,050. See discussion Note 8 Capital Stock.

In July 2013, 48,000 warrants were exercised at $.30 per warrant for a total of $14,450. See discussion Note 8 Capital Stock.

On October 30, 2013 the 860,000 unexercised warrants expired and as a result as of the date of the issuance of this report there are no warrants issued and outstanding.

On December 17, 2013 the Company issued 5,000,000 warrants the Company’s Chief Financial Officer (see discussion Note 12 Related Party Transactions) and 100,000 warrants to a non-affiliated individual in recognition of services to the Company. The warrants have a term of five years, an exercise price of $.60 per share, and vested on grant. The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model. The value assigned to the warrants was $1,760,971, and was recorded as an increase in additional paid-in capital and offset to stock based compensation.

The assumptions used in the Black-Scholes pricing model for stock warrants granted during the year ended December 31, 2013 were as follows:

Fair Value of Common Stock	$0.60
Risk-Free Interest Rate	4.73%
Expected Volatility of Common Stock	156.25%
Dividend Yield	0%
Estimated life of warrants	1 Years

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

On July 26, 2013, effective June 30, 2013, under the terms of an Extension Agreement (the “Extension”), the Company, Kalabat, and the Seller, agreed to defer the due date of all payments due on or before June 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to September 30, 2013. Under the terms of the Extension two payments of $50,000 each, to be applied to amount due under the terms of the purchase agreements, will be made to the Seller (the “Extension Payments”). The Extension Payments were made on July 30, 2013 and September 3, 2013. See discussion Note 1 Nature of Operations and Note 11 Affiliate Transactions.

On September 30, 2013, under the terms of the Second Extension Agreement (the “Second Extension”), the Company, Kalabat and the Seller, agreed to defer the due date of all outstanding payments due on or before September 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to December 31, 2013. Under the terms of the Second Extension one payment of $25,000, to be applied to amount due under the terms of the purchase agreements, will be made to the Seller (the “Second Extension Payment”). The Second payment was made on October 8, 2013. See discussion Note 1 Nature of Operations and Note 11 Affiliate Transactions.

On December 17, 2013, under the terms of a Debt Restructuring Agreement (the “Restructuring Agreement”), the Company, Kalabat and the Seller of the "Talawaan Property," agreed to reduce the balance to be paid by $2,500,000 from $4,650,000 to $2,150,000, in exchange for 100,000 shares of Borneo stock and a non-interest bearing promissory note. Under the terms of the promissory note the Company agreed to make a payment of $20,000 on or before December 25, 2013, a payment of $30,000 on or before December 31, 2013, a payment of $500,000 on or before January 31, 2014, and a final payment of $1,600,000 on or before March 31, 2013. The Seller is compensated to oversee operations at the Talawaan Property and as such he is considered an affiliate for the purposes of this transaction. . See discussion Note 1 Nature of Operations, Note 8 Capital Stock and Note 11 Affiliate Transactions.

On December 11, 2013, under the terms of an Asset Purchase Agreement, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 8.6 hectare currently non-producing gold mining property for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. The acquired property, with the project name of Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo's other gold mining properties, Ratatotok. . See discussion Note 1 Nature of Operations.

On January 11, 2014, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 14.7 hectare a non-producing gold mining property for $250,000, including an initial $15,000 payment in cash and four subsequent payments of $100,000, $50,000, $50,000 and $35,000 respectively. The acquired property, with the project name of Ratatotok Southeast, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the border of one of Borneo's other gold mining properties, Ratatotok. See discussion Note 1 Nature of Operations and Note 14 Subsequent Events.

Operating leases

On September 14, 2011, the Company signed an office rental agreement for its corporate offices in Bothell, Washington USA. The lease is month-to-month and the monthly rental is $300 per month. In addition the Company paid a deposit of $300.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

On May 17, 2012, the Company signed an office rental agreement for offices in Hong Kong. The lease is for six months and the monthly rental is HKD$16,000 which equals approximately $2,100 per month. In addition the Company paid a deposit of HKD$16,000 which equals approximately $2,100. The office rental agreement for the offices in Hong Kong has been extended in increments of an additional six months. The current rate rental rate is HKD$19,515 per month which equals approximately $2,600.

Loans

Short term promissory notes- other

From September 21, 2012 through December 31, 2012 the Company secured $31,000 in loans in the form of short-term promissory notes. The promissory notes have a term ranging from thirty days to one year and pay compound interest of five percent per annum. Where applicable the loans with a shorter term have been extended. Under the terms of the short-term promissory notes, the Company is not in default.

During the year ended December 31, 2013, the Company secured $30,000 and $2,500 in loans in the form of short-term promissory notes from non-affiliated third parties. During the same period three loans with principal totaling $6,000 was repaid.

As of December 31, 2013 and 2012, the balance outstanding from short term promissory notes- other was $57,500 and $31,000, respectively.

On March 28, 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note for shares of common stock of the Company (see discussion Note 8 Capital Stock and Note 14 Subsequent Events).

From January 1, 2014 through April 11, 2014 the Company secured $46,500 in loans in the form of short-term promissory notes from non-affiliated third parties. The promissory notes have a term ninety days to six months and pay compound interest of five percent per annum. During the same period a partial principal payment of $7,500 was made on one of the loans. Under the terms of the short-term promissory notes, the Company is not in default. See discussion Note 14 Subsequent Events.

Long term promissory notes- other

The following table details loans made by non-affiliated third party to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default.

Date of Loan	Amount
8/6/2013	$11,000.00
8/9/2013	$6,000.00
8/27/2013	$50,000.00
9/3/2013	$6,000.00
10/7/2013	$100,000.00
11/25/2013	$150,000.00
12/2/2013	$32,216.49
8/6/2013	$11,000.00
$355,216.49

As of December 31, 2013 and 2012, the balance outstanding from long term promissory notes- other was $355,216 and $-0-, respectively.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Short term promissory notes- related parties

On November 21, 2012, the Company secured $5,000 in the form of a short-term promissory note from Mr. Ollquist. The promissory note has a term of ninety days and pays compound interest of five percent per annum. The term have been extended and the Company is not in default. See discussion Note 12 Related Party Transactions.

The following table details loans made by Mr. Matin to the Company in the form of short-term promissory notes. The promissory notes have a term of thirty to ninety days and pay compound interest of five percent per annum. The term of the notes has been extended and the Company is not in default. See discussion Note 12 Related Party Transactions and Note 14 Subsequent Events.

Date of Loan	Amount
11/9/2012	$5,000.00
12/18/2012	$5,000.00
12/21/2012	$5,000.00
2/7/2013	$2,000.00
$17,000.00

As of December 31, 2013 and 2012, the balance outstanding from short term promissory notes- related party was $22,000 and $20,000, respectively.

Long term promissory notes- related parties

The following table details loans made by Mr. Ollquist to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default. See discussion Note 12 Related Party Transactions and Note 14 Subsequent Events.

Date of Loan	Amount
2/15/2013	$250,000.00
4/4/2013	$50,000.00
7/3/2013	$5,093.58
7/30/2013	$50,000.00
9/30/2013	$10,000.00
1/14/2014	$4,465.54
1/14/2014	$4,236.02
1/29/2014	$8,746.21
1/30/2014	$20,000.00
2/24/2014	$19,956.00
2/27/2014	$1,255.74
2/28/2014	$22,089.45
3/14/2014	$1,000.00
$446,842.54

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

The following table details loans made by Mr. Matin to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default. See discussion Note 12 Related Party Transactions and Note 14 Subsequent Events.

Date of Loan	Amount
9/3/2013	$50,000.00
1/30/2014	$4,000.00
2/13/2014	$1,000.00
$55,000.00

As of December 31, 2013 and 2012, the balance outstanding from long term promissory notes- related party was $415,094 and $-0-, respectively.

On March 28, 2014, the Company secured $100,000 in the form of long-term promissory note from Mr. Muaja. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 12 Related Party Transactions and Note 14 Subsequent Events.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 11 - AFFILIATE TRANSACTIONS

The Seller from whom the Company purchased both the Talawaan Property and Ratatotok Property continues a significant relationship with the Company and is compensated to oversee operations at the Talawaan Property. As such the Company considers this person to be an affiliate. See discussion Note 1 Nature of Operations, Note 8 Capital Stock, and Note 10 Commitments and Contingencies.

As of June 1, 2013, the total accrued liabilities assumed for both mine were $6,890,000 net of down payment of $110,000.

Under the terms of an Extension Agreement (the “Extension”) dated June 2013 and September 2013, the repayment of $125,000 and applied to amount due under the terms of the purchase agreements.

On December 17, 2013, under the terms of a Debt Restructuring Agreement (the “Restructuring Agreement”), the Company, Kalabat and the Seller of the "Talawaan Property," agreed to reduce the balance to be paid by $2,500,000 from $4,650,000 to $2,150,000, in exchange for 100,000 shares of Borneo stock and a non-interest bearing promissory note.

During the year ended December 31, 2013, by mutual understanding, approximately $600,000, the excess funds available, after all mining operations expenses are paid, is retained by Sanding and offset against the Company’s obligations to him under the purchase agreements.

As of December 31, 2013, the balance outstanding from accrued liabilities- mine acquisition affiliate and promissory notes affiliate was $1,711,610 and $1,951,425, respectively.

During the year ended December 31, 2013, the Company earned $9,600 from the affiliate transaction included in statement of operations under line item “contract processing revenue”.

During the year ended December 31, 2013, the Company incurred and paid approximately $46,000 from the affiliate transaction included in statement of operations under line item “costs applicable to sales”.

NOTE 12 - RELATED PARTY TRANSACTIONS

Mr. Nils Ollquist, the Company’s Chairman of the Board, Chief Executive Officer and President, was the largest shareholder of Interich prior to the Merger. Under the terms of the Merger, Mr. Ollquist was issued 27,080,133 restricted shares of Common Stock of Borneo. See discussion Note 2 Merger and Recapitalization. In addition, Mr. Ollquist had been a principal of OFS Capital Group (“OFS”), a company that Borneo had retained under a management agreement for which Mr. Ollquist received no compensation. See discussion Note 10 Commitments and Contingencies.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

On November 21, 2012, the Company secured $5,000 in the form of a short-term promissory note from Mr. Ollquist. The promissory note has a term of ninety days and pays compound interest of five percent per annum. The term have been extended and the Company is not in default. See discussion Note 10 Commitments and Contingencies.

The following table details loans made by Mr. Ollquist to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default. See discussion Note 10 Commitments and Contingencies and Note 14 Subsequent Events.

Date of Loan	Amount
2/15/2013	$250,000.00
4/4/2013	$50,000.00
7/3/2013	$5,093.58
7/30/2013	$50,000.00
9/30/2013	$10,000.00
1/14/2014	$4,465.54
1/14/2014	$4,236.02
1/29/2014	$8,746.21
1/30/2014	$20,000.00
2/24/2014	$19,956.00
2/27/2014	$1,255.74
2/28/2014	$22,089.45
3/14/2014	$1,000.00
$446,842.54

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

On March 28, 2014, the Company secured $100,000 in the form of long-term promissory note from Mr. Muaja. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 10 Commitments and Contingencies and Note 14 Subsequent Events.

Another former principal of OFS, Mr. George Matin, was a shareholder of Interich prior to the Merger. Under the terms of the Merger Mr. Matin was issued 18,053,422 restricted shares of Common Stock of Borneo. On August 1, 2011, the Company entered into a management agreement with OFS. OFS had been retained to assist the Company in planning, managing, and conducting its business operations. The agreement has an initial term of two years, and the Company paid OFS $5,000 per month plus approved expenses. Mr. Ollquist and Mr. Matin are former principals of OFS. Mr. Ollquist did not receive compensation under this agreement. The agreement was terminated in July 2012. See discussion Note 10 Commitments and Contingencies.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

The following table details loans made by Mr. Matin to the Company in the form of short-term promissory notes. The promissory notes have a term of thirty to ninety days and pay compound interest of five percent per annum. The term of the notes has been extended and the Company is not in default. See discussion Note 10 Commitments and Contingencies and Note 14 Subsequent Events..

Date of Loan	Amount
11/9/2012	$5,000.00
12/18/2012	$5,000.00
12/21/2012	$5,000.00
2/7/2013	$2,000.00
$17,000.00

The following table details loans made by Mr. Matin to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default. See discussion Note 10 Commitments and Contingencies and Note 14 Subsequent Events.

Date of Loan	Amount
9/3/2013	$50,000.00
1/30/2014	$4,000.00
2/13/2014	$1,000.00
$55,000.00

On December 17, 2013 the Company issued 5,000,000 warrants the Company’s Chief Financial Officer in recognition of services to the Company. The warrants have a term of five years, an exercise price of $.60 per share, and vested on grant. See discussion Note 9 Warrants.

NOTE 13 – INCOME TAXES

We account for income taxes under ASC 740, “Expenses – Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Realization of deferred tax assets, including those related to the U.S. net operating loss carry forwards and to the temporary differences related to the deduction of stock-based compensation for income tax purposes as compared to financial statement purposes, are dependent upon future taxable income during the periods in which those temporary differences become deductible or are utilized.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

PT Puncak Kalabat is governed by the Income Tax Law of the Indonesia Concerning Foreign Investment Enterprise and Foreign Enterprises and local income tax laws (the “Indonesia Income Tax Law”). Pursuant to the Indonesia Income Tax Law, PT Puncak is subject to tax at a maximum statutory rate of 12.5% (inclusive of state and local income taxes). The income tax provision described in the table below was due to permanent differences.

Interich International Limited, (“Interich”) a British Virgin Islands Company, and is not subject to any corporate income taxes in accordance to the laws and regulations of that country. Since Interich is not engaged in operations or sales, and management does not expect to repatriate earnings of Interich for use in US, there would not be potential income tax implications.

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $439,000 and $-0- as of December 31, 2013 and 2012, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s Indonesia operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The components of income (loss) before income tax consist of the following:

	Years Ended December 31,
	2013	2012
U.S. Operations	$(2,876,596)	$(1,807,091)
Hongkong Operations (Interich)	(1,625)	(27,350)
Indonesia Operations (PT Puncak)	501,360	-
Total	$(2,376,861)	$(1,834,441)

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2013	2012
Federal, State and Local	$-	$-
Indonesia income tax	63,000	-
Total	$63,000	$-

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (presented to the nearest thousand):

	Years Ended December 31,
	2013	2012
Income tax provision at federal statutory rate	$(808,000)	$(624,000)
State income taxes, net of federal benefit	-	-
Permanent differences	600,000	-
U.S. tax rate in excess of foreign tax rate	(107,000)	-
U.S. valuation allowance	378,000	624,000
Tax provision	$63,000	$-

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at December 31, 2013 expiring through the year 2033. Management estimates the NOL as of December 31, 2013 to be approximately $4,049,000. The utilization of our NOL’s will be significantly limited because of a change in ownership as defined under Section 382 of Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. We are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax asset as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Total deferred tax asset - from NOL carry forwards	$1,378,000	$1,000,000
Valuation allowance	(1,378,000)	(1,000,000)
Deferred tax asset, net of allowance	$-	$-

During 2013, the valuation allowance was increased by approximately $378,000 from the prior year.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Consolidated Financial Statements
December 31, 2013

NOTE 14 - SUBSEQUENT EVENTS

Loans

Between January 1, 2014 and report date, Mr. Ollquist made loans to the Company totaling $81,748. The loans were in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default. See discussion Note 10 Commitments and Contingencies and Note 12 Related Party Transactions.

Between January 1, 2014 and the report date, Mr. Matin made long-term loans totaling $5,000 to the Company.  The long-term notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default. See discussion Note 10 Commitments and Contingencies and Note 12 Related Party Transactions.

Between January 1, 2014 and the report date, the Company secured loans for $24,000, $10,000 and $12,500, from a non-affiliated third party in the form of short-term promissory notes. The promissory notes have a term of six months and pay compound interest at five percent. Under the terms of the promissory notes, the Company is not in default. See Note 10 Commitments and Contingencies.

On January 30, 2014, the Company repaid the convertible note dated August 6, 2013 with a principal balance of $37,500. See discussion Note 10 Commitments and Contingencies.

On March 28, 2014, the Company secured $100,000 in the form of long-term promissory note from Mr. Muaja. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. . See discussion Note 10 Commitments and Contingencies and Note 12 Related Party Transactions.

On March 28, 2014, the Company repaid the convertible note dated October 11, 2013 with a principal balance of $32,500. See discussion Note 10 Commitments and Contingencies.

On March 28, 2014, a partial principal payment of $7,500 was made by the Company on one of the loans secured during the period January 1, 2014 through April 11, 2014. See discussion Note 10 Commitments and Contingencies.

On March 28, 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note of $36,029.09 for 180,146 shares of common stock of the Company representing a price of $.20 per share, the market price of the common stock at the close on March 28, 2014. See discussion Note 8 Capital Stock and Note 10 Commitments and Contingencies.

Agreements

On January 11, 2014, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 14.7 hectare a non-producing gold mining property (“Ratatotok Southeast”) for $250,000, including an initial $15,000 payment in cash and four subsequent payments of $100,000, $50,000, $50,000 and $35,000 respectively. Ratatotok Southeast, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the border of one of Borneo's other gold mining properties, Ratatotok. In that the Ratatotok Southeast had not been historically operated as a business, the company is treating the acquisition of the Ratatotok Southeast as a purchase of a mining property. See discussion Note 1 Nature of Operations and Note 10 Commitments and Contingencies.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b) Changes In Internal Control Over Financial Reporting

During the fiscal year December 31, 2013, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Name	Age	Present Position and Offices

Nils A. Ollquist	58	President, Chief Executive Officer and Director
Carlo Muaja	45	Chief Operating Officer and Director
Grace Sarendatu	54	Director
R. Scott Chaykin	59	Treasurer, Chief Financial Officer Principal Accounting Officer and Secretary

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

Grace Sarendatu is a lawyer and notary with over 30 years of experience operating a legal and notarial practice in Minahasa Regency of Sulawesi Province in the Republic of Indonesia. Ms. Sarendatu graduated with a Bachelor of Law degree from the University of Dibonegoro in Java, Indonesia, prior to establishing her practice in the city of Manado. She has been active in coordinating and orchestrating both merger, acquisition and licensing/concession transactions, particularly in the mining industry in both Sulawesi and Kalimantan provinces of Indonesia. In the course of her notarial and legal activities, Ms. Sarendatu has built up a strong relationship network, particularly within local and regional governments, which has served her notarial and legal clients well. Since it began operations in Indonesia, Ms. Sarendatu has provided both legal and notary services to the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports.  Reporting persons Ollquist, Muaja, Sarendatv, Chaykin and Matin were late in filing their Section 16 filings.

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

Item 11. Executive Compensation

Summary of Compensation of Executive Officers

The following summary compensation table sets forth information concerning all compensation awarded to, earned by, or paid to the named executive officers during the fiscal years ended December 31, 2013 and 2012 to our principal executive officers and principal financial officers. No other officer or person received total annual compensation in excess of $100,000 since in our date of incorporation.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Nils A. Ollquist, Chief Executive Officer	2013	240,000	-	-	240,000
	2012	240,000	-	-	240,000

R. Scott Chaykin, Chief Financial Officer (1)	2013	180,000	50,000	-	230,000
	2012	180,000	-	-	180,000

(1) On December 17, 2013, 5,000,000 Common Stock Warrants with a 5 year term and an exercise price of $.60 per share were issued to Mr. Chaykin.

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

Both agreements expired on September 30, 2013 but were renewed for one year and shall be automatically renewed for consecutive one year periods unless either party provides a written notice of non-renewal for any reason at least sixty days prior to the expiration date. The Company agrees to reimburse the offices for reasonable out-of-pocket and travel expenses but each officer needs to obtain the Company’s approval before incurring expenses that exceed $1,000 in any one-month period. The agreements also include standard indemnification provisions where the Company will indemnify each officer for claims against the officer.

The Company has an oral agreement to pay Carlo Muaja. HK$25,000 (approximately US$3,400) each month. The oral agreement with Mr. Muaja expires on September 30, 2013 but was renewed for one year and shall be automatically renewed for consecutive one year periods unless the Company or Mr. Muaja provides a written notice of non-renewal for any reason at least sixty days prior to the expiration date. The Company agrees to reimburse Mr. Muaja for reasonable out-of-pocket and travel expenses but Mr. Muaja needs to obtain the Company’s approval before incurring expenses that exceed $1,000 in any one-month period. The oral agreement also include standard indemnification provisions where the Company will indemnify Mr. Muaja for claims against Mr. Muaja.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 15, 2014 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Name and Address	Amount and Nature of Beneficial Ownership*	Percent of Class

Nils A. Ollquist (1)	21,996,674	27.8%
Carlo Muaja (1)	10,044,518	12.7%
R. Scott Chaykin (1)	6,145,766	7.8%
Grace Sarendatu (1)	250,000	**
All officers and directors as a group (3 persons)	38,436,958

George Matin (2)	17,153,422	21.6%
____________
*
Based on 74,250,459 shares of common stock issued and outstanding as of April 11, 2014, plus 5,000,000 Common Stock Warrants issued on December 17, 2013 with a 5 year term and an exercise price of $.60 per share issued to R. Scott Chaykin. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

**	Less than 1%.

(1) c/o Borneo Resource Investments Ltd., 19125 North Creek Parkway, Suite 120, Bothell, Washington 98011
(2) c/o OFS Capital Group. 1801 Avenue Of The Stars, Los Angeles, CA 90067

The seller from who the Company purchased both the Talawaan Property and Ratatotok Property continues a significant relationship with the Company and is compensated to oversee operations at the Talawaan Property. As such he is deemed an affiliate. The seller owns 250,000 shares of our common stock.

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

Nils Ollquist, the Company’s Chairman of the Board, Chief Executive Officer and President, was the largest shareholder of Interich prior to the Merger. As a result of the merger and Mr. Ollquist’s ownership of Interich, Mr. Ollquist was issued 27,080,133 restricted shares of Common Stock of Borneo. In addition, Mr. Ollquist is a former principal and owner of 50% of OFS Capital Group (“OFS”), a company that Borneo had retained under a management agreement for which Mr. Ollquist received no compensation. The management agreement was terminated

From November 9, 2012 through December 31, 2012 the Company secured a $5,000 loan in the form of short-term promissory note from Mr. Ollquist. The promissory note is for 90 days and pays compound interest of five percent per annum. Under the terms of the short-term promissory note, the Company is not in default. See the discussion Note 12 Related Party Transactions.

During the year ended December 31, 2013, the Company secured $365,093 in loans from Mr. Ollquist in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. See the discussion Note 12 Related Party Transactions.

From January 1, 2014 through April 11, 2014, the Company secured $81,748 in loans from related parties in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. See the discussion Note 12 Related Party Transactions and Note 14 Subsequent Events.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was: $45,000 and $31,946 for the year ended December 31, 2013 and 2012, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2013 and 2012, respectively we were billed a total of $0 and $0 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended December 31, 2013 and 2012, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

The following documents are included herein:

Exhibit No.	Name of Exhibit

3.1(1)	Articles of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Agreement and Plan of Merger by end between Aventura Resorts, Inc. and Interich International Limited
10.2 (1)	Form of convertible note
10.3 (1)	Form of warrant
10.4 (1)	Contract with Nils. A. Ollquist, Chief Executive Officer
10.5 (1)	Contract with R. Scott Chaykin, Chief Financial Officer
10.6 (2)	Management Agreement with Orient Financial Services
10.7 (3)	Transfer and Assignment of Right over Shares for PT Chaya Meratus Primecoal
10.8 (4)	Description of an oral employment agreement between Carlo Muaja and the Company
10.9 (3)	Memorandum of Understanding, dated October 7, 2011, with PT Integra Prima Coal
10.10 (3)	Share Sale Purchase Pre-Contract Agreement, dated March 15, 2012 to acquire 75% of PT Batubaraselaruas Sapta
10.11 (5)	Purchase Agreement, dated March 5, 2013,with PT Puncak Kalabat for Gold Property
10.12 (7)	Promissory Note with Nils A. Ollquist
10.13 (6)	Purchase Agreement, dated March 22, 2013, with PT Puncak Kalabat Ratatotok Property
10.14	Deed of Sale of Shares, effective June 1, 2013 (8)
10.15	Equity Entrustment Agreement, effective June 1, 2013 (8)
10.16	Stock Purchase Agreement, effective June 1, 2013 (8)
10.17	Purchase Agreement for the Talawaan Property, effective June 1, 2013 (8)
10.18	Purchase Agreement for the Ratatotok Property, effective June 1, 2013 (8)
10.19	Debt Restructuring Agreement (with Promissory Note), dated December 17, 2013 (9)
21*	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed with the Securities and Exchange Commission, on May 11, 2012, as an exhibit to the Registrant’s Registration Statement on Form 10, which exhibit is incorporated herein by reference.
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

(5)	Filed with the Securities and Exchange Commission, on March 11, 2013, as an exhibit to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.
(6)	Filed with the Securities and Exchange Commission, on March 28, 2013, as an exhibit to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.
(7)	Filed with the Securities and Exchange Commission, on April 1, 2013, as an exhibit to the Registrant’s Annual Report on Form 10-K, which exhibit is incorporated herein by reference.
(8)	Filed with the Securities and Exchange Commission, on June 14, 2013, as an exhibit to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.
(9)	Filed with the Securities and Exchange Commission, on December 23, 2013, as an exhibit to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.
______________
* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2014.

BORNEO RESOURCE INVESTMENTS LTD.

By:	/s/ Nils Ollquist
Nils Ollquist
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 15, 2014 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Nils Ollquist	President and Chief Executive Officer,
Nils Ollquist	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Carlo Muaja	Director
Carlo Muaja

/s/ R. Scott Chaykin	Chief Financial Officer
R. Scott Chaykin	(Principal Financial Officer and Principal Accounting Officer)