Form 10-K/A
period 2013-12-31
Borneo Resource Investments Ltd.
filed 2014-04-22
CIK 1355732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 15, 2014 (the “Form 10-K”), is solely to correct a typographical errors appearing in Item 7 (Critical Accounting Policies), on the Consolidated Statement of Operations, the Consolidated Statement of Cash Flows and Note 13 to the Consolidated Financial Statements and Item 12.  No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates based on assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenues and expenses during the reporting periods. Accordingly, our accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in preparation of consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates that may have a significant effect include impairment analysis relating to material properties, volatility calculations relating to warrants. The accounting estimates used in preparation of the consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes.

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

26

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

BORNEO RESOURCE INVESTMENTS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2013	2012

Sales	$985,408	$-
Contract Processing	156,000	-
	1,141,408	-
Costs and expenses
Costs applicable to sales	544,043	-
Depreciation	16,203	-
General and administrative	805,270	885,669
Stock based compensation	2,113,471	-

Operating loss	(2,337,579)	(885,669)

Other income (expense)
Interest income	74	7
Interest expense	(39,355)	(40,493)
Amortization of debt discount	-	(908,286)

Income (loss) before provision for income taxes	(2,376,860)	(1,834,441)

Provision for income taxes:
Current	(62,670)	-
Deferred	-	-
Total income taxes	(62,670)	-

Net loss	(2,439,530)	(1,834,441)

Net income attributable to noncontrolling interests	43,870	-

Net loss attributable to Borneo shareholders	$(2,483,400)	$(1,834,441)

Weighted a vearge number of common shares outstanding (basic and fully diluted)	73,315,790	70,865,474

Net income (loss) per common share (basic and fully diluted)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2012 to December 31, 2013

			Additional
	Common stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Interest	Total

Balance, December 31, 2011	69,595,205	$69,595	$1,144,525	$(1,103,766)	$-	$110,354
Sale of common stock for cash	280,000	280	279,720	-	-	280,000
Common stock issued on conversion of debt & accrued interest	3,360,254	3,361	1,004,716	-	-	1,008,077
Net loss for the year ended December 31, 2012	-	-	-	(1,834,441)	-	(1,834,441)
Balance, December 31, 2012	73,235,459	$73,236	$2,428,961	$(2,938,207)	$-	$(436,010)
Common stock issued on warrants exercised	165,000	164	49,335			49,499
Noncontrolling interest in purchase of PT Puncak Kalabat					500	500
Common stock issued for services	750,000	750	351,750			352,500
Common stock issued for restructure of debt	100,000	100	2,499,900			2,500,000
Common stock warrants issued for services			1,760,971			1,760,971
Net loss for the year ended December 31, 2013				(2,483,400)	43,870	(2,439,530)
Balance, December 31, 2013	74,250,459	$74,250	$7,090,917	$(5,421,607)	$44,370	$1,787,930

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,439,530)	$(1,834,441)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	16,203	-
Tools acquired in mining acquisition written off	5,085	-
Amortization of deferred debt discount on convertible notes	-	908,286
Non-cash expenses	1,765,971	-
Common stock issued in exchange for services	352,500	-
Changes in operating assets and liabilities:
Employee advances	-	10,773
Project deposit	(15,000)	-
Deposits and restricted cash	-	42,578
Accounts payable and accrued interest	331,257	311,429
Accrued liabilities - mine acquisition	(676,965)	-
Income Taxes Payable	62,670	-
Accrued liabilities - other	(67,906)	-
Net cash used in operating activities	(665,715)	(561,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in asset purchase transaction	(195,000)	-
Net cash provided by investing activities	(195,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	70,000	-
Proceeds from promissory notes - long-term - related parties	365,094	-
Proceeds from promissory notes - long-term - other	355,216	-
Proceeds from promissory notes - short term - related parties	2,000	20,000
Proceeds from promissory notes - short term - other	26,500	31,000
Proceeds from the issuance of common stock on conversion of warrants	49,500	280,000
Net cash provided by financing activities	868,310	331,000

Net (decrease) increase in cash and cash equivalents	7,595	(230,375)

Cash and cash equivalents at beginning of period	1,190	231,565

Cash and cash equivalents at end of period	$8,785	$1,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$78	$5,495
Cash paid during the period for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable and accrued interest	$-	$1,008,077
Amount paid by the related party on behalf of the Company for investment in foreign subsidiary	$4,500	$-
Amount paid by the related party on behalf of the Company for assets purchase transaction	$55,000	$-
Amount of imputed value of non-controlling interest for investment in foreign sub	$500	$-
Fixed assets received on assets purchase transanction	$7,250,000	$-
Net accrued liabilities assumed on assets purchase transaction	$7,000,000	$-
Accrued liabilities paid by unrelated long-term promissory note holder	$50,000	$-
Accounts payable paid by convertible note holder	$42,500	$-
Common stock issued for reorganization of debt for purchase transaction	$2,500,000	$-
Reclass from accrued liabilities mine acquisition account to promissory notes affiliate	$1,951,425	$-

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

The components of income (loss) before income tax consist of the following:

	Years Ended December 31,
	2013	2012
U.S. Operations	$(2,876,596)	$(1,807,091)
Hong Kong Operations (Interich)	(1,625)	(27,350)
Indonesia Operations (PT Puncak)	501,360	-
Total	$(2,376,861)	$(1,834,441)

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2013	2012
Federal, State and Local	$-	$-
Indonesia income tax	63,000	-
Total	$63,000	$-

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

Name and Address	Amount and Nature of Beneficial Ownership*	Percent of Class

Nils A. Ollquist (1)	24,294,800	30.7%
Carlo Muaja (1)	10,544,518	13.3%
R. Scott Chaykin (1)	6,145,766	7.8%
Grace Sarendatu (1)	2,250,000	2.8%
All officers and directors as a group (4 persons)	43,235,084

George Matin (2)	15,153,244	19.1%
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
(2) 1801 Avenue Of The Stars, Los Angeles, CA 90067

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
______________
* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this  22nd day of April 2014.

BORNEO RESOURCE INVESTMENTS LTD.

By:	/s/ Nils Ollquist
Nils Ollquist
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 22, 2014 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Nils Ollquist	President and Chief Executive Officer,
Nils Ollquist	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Carlo Muaja	Director
Carlo Muaja

/s/ R. Scott Chaykin	Chief Financial Officer
R. Scott Chaykin	(Principal Financial Officer and Principal Accounting Officer)