Form 10-Q
period 2014-03-31
Borneo Resource Investments Ltd.
filed 2014-05-20
CIK 1355732

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2014

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

There were 74,430,605 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 20, 2014.

PART I

ITEM 1. FINANCIAL STATEMENTS

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$3,293	$8,785
Project deposit	-	15,000
Total current assets	3,293	23,785

Property & equipment:
Mining Property	7,406,176	7,156,176
Buildings - net	10,000	10,000
Equipment - net	75,108	62,536
	7,491,284	7,228,712
Other assets:
Deposits	2,818	2,818

Total other assets	2,818	2,818

Total assets	$7,497,395	$7,255,315

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued interest - related party	$583,170	$500,254
Accounts payable and accrued interest - other	163,019	85,581
Accrued liabilities - mine acquisition - affiliate	1,556,773	1,711,610
Accrued liabilities - mine acquisition - other	322,355	110,000
Income Taxes Payable	70,414	62,670
Accrued liabilities - other	10,077	8,535
Convertible notes payable net of deferred debt discount of $0 as of March 31, 2014 and December 31, 2013 respectively	117,500	187,500
Promissory notes - affiliates	1,951,425	1,951,425
Promissory notes - related parties	22,000	22,000
Promissory notes - other	94,809	57,500
Total current liabilities	4,891,542	4,697,075

Promissory notes - long-term - related parties	636,251	415,094
Promissory notes - long-term - other	355,216	355,216

Total liabilities	5,883,009	5,467,385

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Borneo stockholders' equity (deficit):
Preferred stock; $0.001 par value; 100,000,000 shares authorized, none issued and outstanding as of March 31, 2014 and December 31, 2013 respectively	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized, 74,250,459 shares issued and outstanding as of March 31, 2014 and December 31, 2013 respectively	74,250	74,250
Additional paid in capital	7,090,917	7,090,917
Accumulated deficit	(5,600,761)	(5,421,607)
Total Borneo stockholders' equity (deficit)	1,564,406	1,743,560

Noncontrolling interest	49,980	44,370
Total stockholders' equity (deficit)	1,614,386	1,787,930

Total liabilities and stockholders' equity (deficit)	$7,497,395	$7,255,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013

Sales	$324,427	$-
Contract Processing	60,000	-
	384,427	-
Costs and expenses
Costs applicable to sales	246,783	-
Depreciation	8,834	-
General and administrative	252,148	177,143

Operating loss	(123,338)	(177,143)

Other income (expense)
Interest income	7	3
Interest expense	(42,469)	(4,757)

Income (loss) before provision for income taxes	(165,800)	(181,897)

Provision for income taxes:
Current	(7,744)	-
Deferred	-	-
Total income taxes	(7,744)	-

Net loss	(173,544)	(181,897)

Net income attributable to noncontrolling interests	5,610	-

Net loss attributable to Borneo shareholders	$(179,154)	$(181,897)

Weighted avearge number of common shares outstanding (basic and fully diluted)	74,250,459	73,235,459

Net income (loss) per common share (basic and fully diluted)	$(0.002)	$(0.002)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2013 to March 31, 2014
(Unaudited)

			Additional
	Common stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Interest	Total
Balance, December 31, 2012	73,235,459	$73,236	$2,428,961	$(2,938,207)	$-	$(436,010)
Common stock issued on warrants exercised	165,000	164	49,335			49,499
Noncontrolling interest in purchase of PT Puncak Kalabat					500	500
Common stock issued for services	750,000	750	351,750			352,500
Common stock issued for restructure of debt	100,000	100	2,499,900			2,500,000
Common stock warrants issued for services			1,760,971			1,760,971
Net loss for the year ended December 31, 2013				(2,483,400)	43,870	(2,439,530)
Balance, December 31, 2013	74,250,459	$74,250	$7,090,917	$(5,421,607)	$44,370	$1,787,930
Net loss for the year ended March 31, 2014				(179,156)	5,610	(173,546)
Balance, March 31, 2014	74,250,459	$74,250	$7,090,917	$(5,600,763)	$49,980	$1,614,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,544)	$(181,897)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	8,076	-
Tools acquired in mining acquisition written off	-	-
Amortization of deferred debt discount on convertible notes	-	-
Non-cash expenses	-	-
Common stock issued in exchange for services	-	-
Changes in operating assets and liabilities:
Employee advances	-	-
Project deposit	15,000	(60,000)
Deposits and restricted cash	-	-
Accounts payable and accrued interest	161,900	29,695
Accrued liabilities - mine acquisition	57,516	-
Income Taxes Payable	7,744	-
Accrued liabilities - other	-	-
Net cash used in operating activities	76,692	(212,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger transaction	-	-
Cash paid in asset purchase transaction	(270,650)	-
Net cash provided by investing activities	(270,650)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	(70,000)	-
Proceeds from promissory notes - long-term - related parties	221,157	250,000
Proceeds from promissory notes - long-term - other	-	-
Proceeds from promissory notes - short term - related parties	-	-
Proceeds from promissory notes - short term - other	37,309	-
Proceeds from the issuance of common stock on conversion of warrants	-	-
Net cash provided by financing activities	188,466	250,000

Net (decrease) increase in cash and cash equivalents	(5,492)	37,798

Cash and cash equivalents at beginning of period	8,785	1,190

Cash and cash equivalents at end of period	$3,293	$38,988

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable and accrued interest	$-	$-
Amount paid by the related party on behalf of the Company for investment in foreign subsidiary	$-	$-
Amount paid by the related party on behalf of the Company for assets purchase transaction	$-	$-
Amount of imputed value of non-controlling interest for investment in foreign sub	$-	$-
Fixed assets received on assets purchase transanction	$-	$-
Net accrued liabilities assumed on assets purchase transaction	$-	$-
Accrued liabilities paid by unrelated long-term promissory note holder	$-	$-
Accounts payable paid by convertible note holder	$-	$-
Common stock issued for reorganization of debt for purchase transaction	$-	$-
Reclass from accrued liabilities mine acquisition account to promissory notes affiliate	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS (Continued)

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
March 31, 2014
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS (Continued)

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
March 31, 2014
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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 4 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTIES

Principles of Consolidation
The accompanying condensed consolidated financial statements include the financial statements of Borneo and its subsidiaries (refer below table) are prepared to conform to accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship

Borneo Resource Investments Limited	-	Corporation	Nevada	Parent
Interich International Limited	100%	Corporation	British Virgin Isl.	Holding Sub
PT Puncak Kalabat Limited	90%	Corporation	North Minahasa Regency, Indonesia	Holding Sub

Interich’s operating activities did not begin until July 1, 2011.

PT Puncak was formed on March 28, 2013.

Going Concern Uncertainties
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statement, the Company has accumulated a deficit of $5,600,763 as of March 31, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

The accompanying condensed consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of condensed consolidated financial statements are as follows:

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

Cost of Revenue
Cost of revenue consists of costs associated with extracting ore from the ground, transportation, production that are directly related to a revenue-generating. The Company becomes obligated to make payments to miners @ 30% of net revenue profit sharing in the period the product are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying condensed consolidated statement of operations.

Inventories
Product inventories are valued at the lower of average production cost and net realizable value. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after an allowance for further processing costs. Finished goods inventory, characterized as concentrate, is valued at the lower of average production cost and net realizable value. Materials and supplies are valued at the lower of cost and replacement cost. The inventory on hand was $-0- at March 31, 2014 and December 31, 2013.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

The impairment expenses was $-0- during the periods ended March 31, 2014 and December 31, 2013.

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

The reclamation expenses was $-0- during the periods ended March 31, 2014 and December 31, 2013.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates based on assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities, and the reported amounts of revenues and expenses during the reporting periods. Accordingly, our accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in preparation of condensed consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates that may have a significant effect include impairment analysis relating to mineral properties, volatility calculations relating to warrants. The accounting estimates used in the preparation of the condensed consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes.

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and December 31, 2013, cash consists of a checking account and money market account held by financial institutions.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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

The project deposit $-0- and $15,000 at March 31, 2014 and December 31, 2013, respectively.

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

Net Loss Per Share, basic and diluted
The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic income or loss per share has been computed by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. All of the shares issuable upon conversion of the notes payable and exercise of warrants had exercise prices greater than the average market price of the Company’s common stock during the periods ended March 31, 2014 and December 31, 2013, and are excluded from the calculation of diluted net income per share because their effect is anti-dilutive. Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

For the periods ended March 31, 2014 and December 31, 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities. The November 22, 2013 convertible promissory note has a variable conversion feature that does not become effective until June 2014.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014 and December 31, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended March 31, 2014 and December 31, 2013.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation
The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of March 31, 2014 and December 31, 2013, the Company did not have any issued and outstanding stock options.

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

For the periods ended March 31, 2014 and December 31, 2013 two customers accounted for 100% of total revenue.

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has not incur any research and development expenses through March 31, 2014.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its condensed consolidated financial statements.

Reclassifications
Certain reclassifications have been made to confirm prior period data to the current presentation. These reclassifications had no effect on reported income.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 6 - MINING PROPERTY, PLANT AND EQUIPMENT

Mining property, plant and equipment comprise:

	Mining property	Machinery & equipment	Building	Total
Cost
Balance at December 31, 2012	$-	$-	$-	$-
Talawaan property purchase	4,939,361	60,639	-	5,000,000
Ratatotok property purchase	2,000,000	-	-	2,000,000
Ratatotok South property purchase	216,815	23,185	10,000	250,000
Write off	-	(5,085)	-	(5,085)

Balance at December 31, 2013	$7,156,176	$78,739	$10,000	$7,244,915

Ratatotok Southeast property purchase	250,000	-	-	250,000
Mining equipment acquired	-	38,849	-	38,849
Mining equipment sold	-	(18,200)	-	(18,200)

Balance at March 31, 2014	$7,406,176	$99,388	$10,000	$7,515,564

Accumulated depreciation and impairment
Balance at December 31, 2012	$-	$-	$-	$-
Depreciation	-	16,203	-	16,203

Balance at December 31, 2013	$-	$16,203	$-	$16,203

Depreciation	-	8,884	-	8,884
Mining equipment sold	-	(807)	-	(807)

Balance at March 31, 2014	$-	$24,280	$-	$40,483

Net book value

At December 31, 2013	$7,156,176	$62,536	$10,000	$7,228,712
At March 31, 2014	$7,406,176	$75,108	$10,000	$7,491,284

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Senior Secured Convertible Notes (“Notes”) represents amounts received from unrelated lenders under the terms of the private placement offering.

At March 31, 2014 and December 31, 2013 convertible notes were comprised of the following:

	March 31, 2014	December 31, 2013
Senior Secured Convertible Promissory Note (net of unamortized debt discount of $0 at March 31, 2014 and December 31, 2013), in default	$75,000	$75,000
8% convertible promissory note, due on May 6. 2014	-	37,500
8% convertible promissory note, due on July 5. 2014	-	32,500
8% convertible promissory note, due on August 26. 2014	42,500	42,500
Total	117,500	187,500
Less: Current portion	$(117,500)	$(187,500)
Long Term portion	$-	$-

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
March 31, 2014
(Unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, effective October 31, 2012, two Notes with principal amounts totaling $75,000 are in default, and as provided for under the terms of the Notes the interest rate increased to 14% per annum. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the convertible notes, the subscriber to the private placement also received a two year warrant (i.e. 1,025,000 warrants), from the date of the closing of the private placement offering to purchase shares of the Company’s common stock at exercise price of $0.30 per share. The Notes had a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount was amortized over the original one-year term of the Notes as additional interest expense. For the periods ending March 31, 2014 and December 31, 2013 $-0- was amortized and shown as interest expense.

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

As of March 31, 2014 and December 31, 2013, there were no shares of preferred stock issued and outstanding.

Common stock
The Company authorized the issuance of 400,000,000 shares of common stock, par value $0.001.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 8 - CAPITAL STOCK (Continued)

As of March 31, 2014 and December 31, 2013 there were 74,250,459 shares of common stock issued and outstanding.

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

In December 2013, the Company issued 750,000 under the terms of an agreement with investor relations company, dated November 1, 2013, at per share price of $0.47 per share, the market price of the shares as of November 1, 2013.

In December 2013, the Company issued 100,000 shares under the terms of a Debt Restructuring Agreement to an affiliate reducing balance due by $2,500,000 which was credited to additional paid in capital. See discussion Note 1 Nature of Operations, Note 10 Commitments and Contingencies and Note 11 Affiliate Transactions.

In March 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note of $36,029 for 180,146 shares of common stock of the Company at a price of $.20 per share, the market price of the common stock at the close on March 28, 2014. The common stock was issued on April 24, 2014. See discussion Note 10 Commitments and Contingencies and Note 14 Subsequent Events.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 9 - WARRANTS

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2014 and December 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price

$0.60	5,100,000	5.00	$.60	5,100,000	$.60

Transactions involving the Company’s warrant issuance are summarized as follows:

		Stock Warrants
		Weighted Average
		Exercise
	Shares	Price
Outstanding at December 31, 2012	1,025,000	$0.30
Granted in 2013	5,100,000	0.60
Cancelled	-	-
Expired	(860,000)	0.30
Exercised	(165,000)	$0.30
Outstanding at March 31, 2014	5,100,000	$0.60

During the year ended December 31, 2012, the Company has issued 1,025,000 warrants to the Note holder. The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model. See discussion Note 7 Convertible Notes Payable.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 9 - WARRANTS (Continued)

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

The assumptions used in the Black-Scholes pricing model for stock warrants granted during the year ended December 31, 2013 were as follows:

Fair Value of Common Stock	$0.60
Risk-Free Interest Rate	4.73%
Expected Volatility of Common Stock	156.25%
Dividend Yield	0%
Estimated life of warrants	1 Year

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
March 31, 2014
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

On January 11, 2014, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 14.7 hectare a non-producing gold mining property for $250,000, including an initial $15,000 payment in cash and four subsequent payments of $100,000, $50,000, $50,000 and $35,000 respectively. The acquired property, with the project name of Ratatotok Southeast, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the border of one of Borneo's other gold mining properties, Ratatotok. See discussion Note 1 Nature of Operations.

Operating leases

On September 14, 2011, the Company signed an office rental agreement for its corporate offices in Bothell, Washington USA. The lease is month-to-month and the monthly rental is $300 per month. In addition the Company paid a deposit of $300.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

Loans

Short term promissory notes- other

During the year ended December 31, 2013, the Company secured $32,500 in loans in the form of short-term promissory notes from non-affiliated third parties. During the same period three loans with principal totaling $6,000 were repaid.

On March 28, 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note for shares of common stock of the Company (see discussion Note 8 Capital Stock and Note 14 Subsequent Events).

From January 1, 2014 through March 7, 2014 the Company secured $46,500 in loans in the form of short-term promissory notes from non-affiliated third parties. The promissory notes have a term ninety days to six months and pay compound interest of five percent per annum. During the same period a loan with a principal balance of $12,500 was repaid. Under the terms of the short-term promissory notes, the Company is not in default.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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
$355,216.49

As of March 31, 2014 and December 31, 2013, the balance outstanding from long term promissory notes- other was $355,216.

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
$17,000.00

As of March 31, 2014 and December 31, 2013, the balance outstanding from short term promissory notes- related party was $22,000.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Short term promissory notes- affiliate

The following table details loans made by the Company’s Managing Director – Asia in the form of short-term promissory notes. The promissory notes have a term of ninety days and pay fixed interest of six and quarter percent when repaid. The Company is not in default. See discussion Note 11 Affiliate Transactions and Note 14 Subsequent Events.

Date of Loan	Amount
4/17/2014	$100,000.00
4/29/2014	$100,000.00
$200,000.00

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

Date of Loan	Amount
2/15/2013	$250,000.00
4/4/2013	$50,000.00
7/3/2013	$5,093.58
7/30/2013	$50,000.00
9/30/2013	$10,000.00
1/09/2014	$12,857.79
1/14/2014	$4,465.54
1/14/2014	$4,236.02
1/29/2014	$8,746.21
1/30/2014	$20,000.00
2/24/2014	$19,956.00
2/27/2014	$1,255.74
2/28/2014	$22,089.45
3/14/2014	$1,000.00
3/29/2014	$21,550.04
$481,250.37

The following table details loans made by Mr. Matin to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default. See discussion Note 12 Related Party Transactions.

Date of Loan	Amount
9/3/2013	$50,000.00
1/30/2014	$4,000.00
2/13/2014	$1,000.00
$55,000.00

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

On March 28, 2014, the Company secured $100,000 in the form of long-term promissory note from Mr. Muaja. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 12 Related Party Transactions.

As of March 31, 2014 and December 31, 2013, the balance outstanding from long term promissory notes- related party was $636,250 and $415,094, respectively.

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

During the periods ended March 31, 2014 and December 31, 2013, by mutual understanding, approximately $176,000 and $600,000, respectively, the excess funds available, after all mining operations expenses are paid, is retained by the Seller and offset against the Company’s obligations to him under the purchase agreements.

As of March 31, 2014 and December 31, 2013, the balance outstanding from accrued liabilities- mine acquisition affiliate was $1,556,773 and $1,711,610, respectively. As of March 31, 2014 and December 31, 2013, the balance outstanding from promissory notes affiliate was $1,951,425.

During the periods ended March 31, 2014 and December 31, 2013, the Company earned $-0- and $9,600, respectively, from the affiliate transaction included in statement of operations under line item “contract processing revenue”.

During the periods ended March 31, 2014 and December 31, 2013, the Company incurred and paid approximately $2,000 and $46,000, respectively, to the Seller for operational activities that are included in statement of operations under line item “costs applicable to sales”.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 11 - AFFILIATE TRANSACTIONS (Continued)

The following table details loans made by the Company’s Managing Director – Asia in the form of short-term promissory notes. The promissory notes have a term of ninety days and pay fixed interest of six and quarter percent when repaid. The Company is not in default. See discussion Note 10 Commitments and Contingencies and Note 14 Subsequent Events.

Date of Loan	Amount
4/17/2014	$100,000.00
4/29/2014	$100,000.00
$200,000.00

NOTE 12 - RELATED PARTY TRANSACTIONS

Mr. Nils Ollquist, the Company’s Chairman of the Board, Chief Executive Officer and President, was the largest shareholder of Interich prior to the Merger. Under the terms of the Merger, Mr. Ollquist was issued 27,080,133 restricted shares of Common Stock of Borneo. See discussion Note 2 Merger and Recapitalization. In addition, prior to its closing, Mr. Ollquist had been a principal of OFS Capital Group (“OFS”), a company that Borneo had retained under a management agreement for which Mr. Ollquist received no compensation. See discussion Note 10 Commitments and Contingencies.

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

Date of Loan	Amount
2/15/2013	$250,000.00
4/4/2013	$50,000.00
7/3/2013	$5,093.58
7/30/2013	$50,000.00
9/30/2013	$10,000.00
1/09/2014	$12,857.79
1/14/2014	$4,465.54
1/14/2014	$4,236.02
1/29/2014	$8,746.21
1/30/2014	$20,000.00
2/24/2014	$19,956.00
2/27/2014	$1,255.74
2/28/2014	$22,089.45
3/14/2014	$1,000.00
3/29/2014	$21,550.04
$481,250.37

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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

On March 28, 2014, the Company secured $100,000 in the form of long-term promissory note from Mr. Muaja. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 10 Commitments Contingencies.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 13 - INCOME TAXES

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

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $56,000 and $439,000 as of March 31, 2014 and December 31, 2013, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s Indonesia operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The components of income (loss) before income tax consist of the following:

	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
U.S. Operations	$(229,644)	$(2,876,596)
Hong Kong Operations (Interich)	-	(1,625)
Indonesia Operations (PT Puncak)	61,710	501,360
Total	$(167,934)	$(2,376,861)

The components of the provision (benefit) for income taxes are as follows (presented to the nearest thousand):

	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
Federal, State and Local	$-	$-
Indonesia income tax	8,000	63,000
Total	$8,000	$63,000

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 13 - INCOME TAXES (Continued)

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (presented to the nearest thousand):

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Income tax provision at federal statutory rate	$(56,000)	$(808,000)
State income taxes, net of federal benefit	-	-
Permanent differences	-	600,000
U.S. tax rate in excess of foreign tax rate	(14,000)	(107,000)
U.S. valuation allowance	78,000	378,000
Tax provision	$8,000	$63,000

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at March 31, 2014 expiring through the year 2034. Management estimates the NOL as of March 31, 2014 to be approximately $5,561,000. The utilization of our NOL’s will be significantly limited because of a change in ownership as defined under Section 382 of Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. We are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax asset as of March 31, 2014 and December 31, 2013 are as follows:

	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
Total deferred tax asset - from NOL carry forwards	$1,921,000	$1,378,000
Valuation allowance	(1,921,000)	(1,378,000)
Deferred tax asset, net of allowance	$-	$-

During the quarter ending March 31, 2014, the valuation allowance was increased by approximately $543,000 from December 31, 2013.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 14 - SUBSEQUENT EVENTS

Loans

On April 25, 2014, a $5,085.83 payment was made by the Company to pay-off the balance of the $12,500 loan secured March 2014. See discussion Note 10 Commitments and Contingencies.

On March 28, 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note of $36,029.09 for 180,146 shares of common stock of the Company representing a price of $.20 per share, the market price of the common stock at the close on March 28, 2014. The common stock was issued on April 24, 2014. See discussion Note 8 Capital Stock and Note 10 Commitments and Contingencies.

The following table details loans made by the Company’s Managing Director – Asia in the form of short-term promissory notes. The promissory notes have a term of ninety days and pay fixed interest of six and quarter percent when repaid. The Company is not in default. See discussion Note 10 Commitments and Contingencies and Note 11 Affiliate Transactions.

Date of Loan	Amount
4/17/2014	$100,000.00
4/29/2014	$100,000.00
$200,000.00

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;
•	changes in the price of gold, coal or other minerals;
•	a change in the estimate of minerals on our concessions;
•	an inability to extract minerals from our properties;
•	changes in Indonesian law;
•	risks associated with counterparty default in any of our agreements
•	the ability to acquire funding;
•	other risks and uncertainties related to mining and our business strategy; and
•	weather conditions in Indonesia.

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

In connection with the merger, Borneo issued 60,178,073 restricted common shares to stockholders of Interich. In addition, holders of convertible debt exchanged their notes for 6,154,860 of the Company’s common shares. The issued and outstanding number of common shares subsequent to the merger and the exchange of convertible debt was 69,500,205. As of May 20, 2014, we had 74,430,605 shares of common stock outstanding.

Our principal executive offices are located at 19125 North Creek Parkway, Suite 120, Bothell, Washington, 98011 and our telephone number is (425)329-2622.

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

In December 2013, through Kalabat, the Company finalized the purchase of a gold mining property for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. The acquired property, with the project name of Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo’s other gold mining properties, Ratatotok. Ratatotok South was purchased with assets including a stockpile of ore on site ready for processing, as well as significant infrastructure and equipment. Borneo began supplemental excavation and initial production during the first quarter 2014.

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

Ratatotok, Ratatotok South, Ratatotok Southeast

Ratatotok is located near the village of Ratatotok, approximately 3 hours east of the regional capital of Manado and lies on a gold reef formation which runs east to west from the coast. The acquisition includes a perpetual license from the Southeast Minahasa Regency as an exploration and production permit. Although there are currently no mining operations on the Ratatotok or Ratatotok Southeast, mining activities are being pursued at Ratatotok South. Borneo began supplemental excavation and initial production at Ratatotok South during the first quarter 2014.

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

Raw Materials, Principal Suppliers and Customers

We are not dependent on any principal suppliers nor raw materials in our current business operations. Although there are many available customers, for the quarter ended March 31, 2014 two customers accounted for 100% of total revenue from gold sales.

Competitive Factors

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties or properties containing reserves of gold, coal and precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities than us.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013

Sales	$384,427	$-
Cost and expenses
Costs applicable to sales	246,783	-
Depreciation	8,834	-
General and administrative	252,148	177,143

Operating loss	(123,338)	(177,143)

Other income (expense)
Net interest expense	(42,462)	(4,754)

Net loss before provision of income taxes	(165,800)	(181,897)

Provision for income taxes
Current	(7,744)	-
Deferred	-	-
Total income taxes	(7,744)	-

Net loss	(173,544)	(181,897)

Net income attributable to noncontrolling interests	5,610	-

Net loss attributable to Borneo stockholders	$(179,154)	$(181,897)

Revenues. The Company generated revenues of $384,427 for the three months ended March 31, 2014, compared with no revenues for the three months ended March 31, 2013. Revenues for the three months ended March 31, 2014 decreased from the three months ended December 31, 2013 as a result of heavy rains and muddy conditions. In the month of January 2014 and into the first half February 2014, production at Talawaan was substantially reduced due to a significant amount of rain and flooding in the region. Gross margins were also down from prior quarters as a result of the poor conditions and the initial mining operations and revenue generation beginning at Ratatotok South. We expect quarterly revenues and operating income to increase in the subsequent quarters in 2014 as better weather conditions and improved operations at Ratatotok South will increase revenues and productivity.

Costs Applicable to Sales. The cost applicable to sales is for labor and other costs incurred in mining and processing the gold. Miners are compensated based on sales of the gold produced on the property net of processing expenses. Production costs at Ratatotok South included additional costs to cover the initialization of mining operations and production. There were no costs applicable to sales during the three months ended March 31, 2013.

General and Administrative Costs and Expenses. General and administrative costs and expenses consisted primarily of compensation for our officers and consultants. The increase in general and administrative costs and expenses for the three months ended March 31, 2014 over the three months ended March 31, 2013, is primarily due to costs and expenses for Puncak which was acquired in June 2013.

Net Interest Expense. Net interest expense increased as a result of the utilization of debt to fund operations.

Liquidity and Capital Resources

Cash Flows for the three months ended March 31, 2014

On March 31, 2014, we had a working capital deficit of $4,888,251 and stockholders’ equity of $1,564,404. We had cash equivalents of $3,293. Cash generated from operating activities was $76,692 for the three months ended March 31, 2014 and a net loss of $173,544 for the same period. During the three months ended March 31, 2014, cash used by investing activities was $270,650 as a result of investments in fixed assets. Cash provided by financing activities for the three months ended March 31, 2014 was $188,466 and came primarily from the issuance of promissory notes from related parties.

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

On June 10, 2013, the Company entered into purchase agreements for the Talawaan Property, for an aggregate purchase price of $5,000,000, and the Ratatotok Property, for an aggregate purchase price of $2,000,000, by and among the Company, Kalabat and Sanding Longdong, an affiliate. These replaced purchase agreements previously entered into by the Company. The aggregate purchase price for the Talawaan Property and Ratatotok Property is $7,000,000. As of March 31, 2014 and December 31, 2013, the balance outstanding from accrued liabilities- mine acquisition affiliate was $1,556,773 and $1,711,610, respectively. As of March 31, 2014 and December 31, 2013, the balance outstanding from promissory notes affiliate was $1,951,425.

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

Financing

During the year ended December 31, 2013, the Company secured $32,500 in loans in the form of short-term promissory notes from non-affiliated third parties. During the same period three loans with principal totaling $6,000 was repaid. On March 28, 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note for shares of common stock of the Company. See discussion Note 8 Capital Stock and Note 14 Subsequent Events. From January 1, 2014 through March 31, 2014, the Company secured $46,500 in loans in the form of short-term promissory notes from non-affiliated third parties. The promissory notes have a term of ninety days to six months and pay compound interest of five percent per annum and vehicle financing for mining operations of $28,309. As of March 31, 2014 and December 31, 2013, the balance outstanding from short term promissory notes- other was $94,809 and $57,500, respectively.

From November 9, 2012 through February 7, 2013 the Company secured $22,000 in loans in the form of short-term promissory notes from related parties. The promissory notes range from thirty days to 90 days and pay compound interest of five percent per annum. Under the terms of the short-term promissory notes, the Company is not in default. See the discussion Note 12 Related Party Transactions. As of March 31, 2014 and December 31, 2013, the balance outstanding from short-term promissory notes-related party was $22,000.

In April 2014, the Company secured two promissory notes of $100,000 each from an affiliated third party in the form of short-term promissory notes. The promissory notes have a term of ninety days and pay fixed interest of six and quarter percent when repaid. The Company is not in default. See discussion Note 10 Commitments and Contingencies and Note 14 Subsequent Events.

During the year ended December 31, 2013, the Company secured $355,216 in loans from a non-affiliated third party in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum.

During the periods ended March 31, 2014 and December 31, 2013, the Company secured $415,093 and $221,156, respectively, in loans from related parties in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. See the discussion Note 12 Related Party Transactions and Note 14 Subsequent Events. As of March 31, 2014 and December 31, 2013, the balance outstanding from long-term promissory notes-related party was $636,250 and $415,093, respectively.

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

Liquidity

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2013, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has accumulated a deficit of $5,600,763 as of March 31, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Inventories
Product inventories are valued at the lower of average production cost and net realizable value. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after an allowance for further processing costs. Finished goods inventory, characterized as concentrate, is valued at the lower of average production cost and net realizable value. Materials and supplies are valued at the lower of cost and replacement cost. The inventory on hand was $-0- at March 31, 2014 and December 31, 2013.

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

The impairment expenses was $-0- during the periods ended March 31, 2014 and December 31, 2013.

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

The reclamation expenses was $-0- during the periods ended March 31, 2014 and December 31, 2013.

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

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and December 31, 2013, cash consists of a checking account and money market account held by financial institutions.

Prepaid Project Expenses
The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments. When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described above in Mining Properties, Plant and Equipment.

The project deposit $-0- and $15,000 at March 31, 2014 and December 31, 2013, respectively.

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

For the periods ended March 31, 2014 and December 31, 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities. The August 6, 2013, November 11, 2013 and November 22, 2013 convertible promissory notes have a variable conversion feature that does not become effective until February 2014, April 2014, and June 2014 respectively. The August 6, 2013 and November 11, 2013 convertible promissory notes were repaid on January 30, 2014 and March 28, 2014, respectively.

Fair Value of Financial Instruments
The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014 and December 31, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended March 31, 2014 and December 31, 2013.

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

As of March 31, 2014 and December 31, 2013, the Company did not have any issued and outstanding stock options.

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

For the periods ended March 31, 2014 and December 31, 2013 two customers accounted for 100% of total revenue.

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has not incur any research and development expenses through March 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

32.1	Certification of CEO and CFO under 18 U.S.C. Section 1350

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of May 2014.

BORNEO RESOURCE INVESTMENTS LTD.

By:	/s/ Nils A. Ollquist
Nils A. Ollquist
Chief Executive Officer