Form 10-Q
period 2014-06-30
Borneo Resource Investments Ltd.
filed 2014-08-19
CIK 1355732

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2014

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

There were 74,430,605 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 18, 2014.

PART I
ITEM 1. FINANCIAL STATEMENTS

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$3,312	$8,785
Project deposit	-	15,000
Total current assets	3,312	23,785

Property & equipment:
Mining Property	7,406,176	7,156,176
Buildings - net	10,000	10,000
Equipment - net	65,425	62,536
	7,481,601	7,228,712
Deposits	2,818	2,818
Total assets	$7,487,731	$7,255,315

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued interest - related party	$641,526	$500,254
Accounts payable and accrued interest - other	171,738	85,581
Accrued liabilities - mine acquisition - affiliate	1,282,371	1,711,610
Accrued liabilities - mine acquisition - other	264,655	110,000
Income Taxes Payable	93,250	62,670
Accrued liabilities - other	9,739	8,535
Convertible notes payable net of deferred debt discount of $0 as of June 30, 2014 and December 31, 2013 respectively	75,000	187,500
Promissory notes - affiliates	2,151,425	1,951,425
Promissory notes - related parties	22,000	22,000
Promissory notes - other	93,939	57,500
Total current liabilities	4,805,643	4,697,075
Promissory notes - long-term - related parties	794,313	415,094
Promissory notes - long-term - other	355,216	355,216
Total liabilities	5,955,172	5,467,385
Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Borneo stockholders' equity (deficit):
Preferred stock; $0.001 par value; 100,000,000 shares authorized, none issued and outstanding as of June 30, 2014 and December 31, 2013 respectively	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized, 74,430,605 and 74,250,605 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	74,431	74,250
Additional paid in capital	7,126,766	7,090,917
Accumulated deficit	(5,734,414)	(5,421,607)
Total Borneo stockholders' equity (deficit)	1,466,783	1,743,560
Noncontrolling interest	65,776	44,370
Total stockholders' equity (deficit)	1,532,559	1,787,930
Total liabilities and stockholders' equity (deficit)	$7,487,731	$7,255,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Sales	$458,129	$212,639	$782,556	$212,639
Contract Processing	96,000	-	156,000	-
	554,129	212,639	938,556	212,639
Costs and expenses
Costs applicable to sales	335,563	94,671	570,550	94,671
Depreciation	9,684	2,315	18,518	2,315
General and administrative	259,321	203,508	523,266	380,651

Operating loss	(50,439)	(87,855)	(173,778)	(264,998)

Other income (expense)
Interest income	4	1	11	4
Interest expense	(44,583)	(7,205)	(87,052)	(11,962)

Income (loss) before provision for income taxes	(95,018)	(95,059)	(260,819)	(276,956)

Provision for income taxes:
Current	(22,836)	-	(30,580)	-
Deferred	-	-	-	-
Total income taxes	(22,836)	-	(30,580)	-

Net loss	(117,854)	(95,059)	(291,399)	(276,956)

Net income attributable to noncontrolling interests	15,796	11,016	21,406	11,016

Net loss attributable to Borneo shareholders	$(133,650)	$(106,075)	$(312,805)	$(287,972)

Weighted average number of common shares outstanding (basic and fully diluted)	74,339,875	73,309,117	74,299,127	73,271,877

Net income (loss) per common share (basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2014 to June 30, 2014
(Unaudited)

			Additional
	Common stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Interest	Total

Balance, December 31, 2013	74,250,459	$74,250	$7,090,917	$(5,421,607)	$44,370	$1,787,930
Common stock issued for conversion of debt	180,146	181	35,849			36,030
Net loss for the year to date June 30, 2014				(312,807)	21,406	(291,401)
Balance, June 30, 2014	74,430,605	$74,431	$7,126,766	$(5,734,414)	$65,776	$1,532,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(291,399)	$(276,956)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	18,518	2,315
Tools acquired in mining acquisition written off	-	5,085
Loss on sale of equipment	11,796	-
Changes in operating assets and liabilities:
Inventory	-	(2,224)
Accounts payable and accrued interest	226,353	72,446
Accrued liabilities - mine acquisition	(486,840)	(109,974)
Income Taxes Payable	30,580	-
Net cash used in operating activities	(490,992)	(309,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in asset purchase transaction	(17,640)	(55,000)
Net cash provided by investing activities	(17,640)	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	(112,500)	-
Proceeds from promissory notes - long-term - related parties	379,220	330,991
Proceeds from promissory notes - short term - affiliate	200,000	-
Proceeds from promissory notes - short term - other	36,439	-
Proceeds from sale of common stock	-	35,050
Net cash provided by financing activities	503,159	366,041

Net (decrease) increase in cash and cash equivalents	(5,473)	1,733
Cash and cash equivalents at beginning of period	8,785	1,190
Cash and cash equivalents at end of period	$3,312	$2,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$47,599	$-
Cash paid during the period for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable and accrued interest	$36,029	$-
Prepaid account set-off with asset purchase	$15,000	$-
Mining equipment exchanged for accrued liability	$5,643	$-
Asset purchase on loan	$38,309	$-
Amount paid by the related party on behalf of the Company for investment in foreign subsidiary	$-	$4,500
Amount paid by the related party on behalf of the Company for assets purchase transaction	$-	$55,000
Amount of imputed value of non-controlling interest for investment in foreign sub	$-	$500
Fixed assets received on assets purchase transaction	$-	$7,000,000
Net accrued liabilities assumed on assets purchase transaction	$-	$6,890,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS (Continued)

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
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

On December 17, 2013, under the terms of a Debt Restructuring Agreement (the “Restructuring Agreement”), the Company, Kalabat and the Seller of the "Talawaan Property," agreed to reduce the balance to be paid by $2,500,000 from $4,650,000 to $2,150,000, in exchange for 100,000 shares of Borneo stock and a non-interest bearing promissory note. Under the terms of the promissory note the Company agreed to make a payment of $20,000 on or before December 25, 2013, a payment of $30,000 on or before December 31, 2013, a payment of $500,000 on or before January 31, 2014, and a final payment of $1,600,000 on or before March 31, 2014. The Seller is compensated to oversee operations at the Talawaan Property and as such he is considered an affiliate for the purposes of this transaction. See discussion Note 8 Capital Stock, Note 10 Commitments and Contingencies and Note 11 Affiliate Transactions.

On December 11, 2013, under the terms of an Asset Purchase Agreement, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 8.6 hectare a then non-producing gold mining property (“Ratatotok South”) for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo's other gold mining properties, Ratatotok. In that the Ratatotok South had not been historically operated as a business, the company is treating the acquisition of the Ratatotok South as a purchase of a mining property, mining equipment and tools. As of June 30, 2014 and December 31, 2013, the balance outstanding from accrued liabilities – mine acquisition other was $110,000. See discussion Note 10 Commitments and Contingencies.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS (Continued)

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

On June 6, 2014, the payment terms of the agreement to purchase Ratatotok Southeast were amended for a renegotiation fee of $10,000. Under the terms of the amendment the seller acknowledged the receipt of $45,000, and in addition to the renegotiation fee of $10,000, the Company has agreed to make payments of $65,000 by June 20, 2014 and $150,000 by July 31, 2014. As of June 30, 2014 and to date, the balance outstanding from accrued liabilities- mine acquisition other was $154,655. See discussion Note 10 Commitments and Contingencies.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
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
June 30, 2014
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

PT Puncak was formed on March 28, 2013.

Going Concern Uncertainties
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statement, the Company has accumulated a deficit of $5,734,414 as of June 30, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Inventories
Product inventories are valued at the lower of average production cost and net realizable value. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after an allowance for further processing costs. Finished goods inventory, characterized as concentrate, is valued at the lower of average production cost and net realizable value. Materials and supplies are valued at the lower of cost and replacement cost. The inventory on hand was $-0- at June 30, 2014 and December 31, 2013.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The impairment expenses was $-0- during the periods ended June 30, 2014 and December 31, 2013.

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

The reclamation expenses was $-0- during the periods ended June 30, 2014 and December 31, 2013.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2014 and December 31, 2013, cash consists of a checking account and money market account held by financial institutions.

Prepaid Project Expenses
The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments. When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described above in Mining Properties, Plant and Equipment.

The project deposit $-0- and $15,000 at June 30, 2014 and December 31, 2013, respectively.

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

Net Loss Per Share, basic and diluted
The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic income or loss per share has been computed by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. All of the shares issuable upon conversion of the notes payable and exercise of warrants had exercise prices greater than the average market price of the Company’s common stock during the periods ended June 30, 2014 and December 31, 2013, and are excluded from the calculation of diluted net income per share because their effect is anti-dilutive. Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

For the periods ended June 30, 2014 and December 31, 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2014 and December 31, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2014 and December 31, 2013.

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

As of June 30, 2014 and December 31, 2013, the Company did not have any issued and outstanding stock options.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
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

For the periods ended June 30, 2014 and December 31, 2013 two customers accounted for 100% of total revenue.

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has not incur any research and development expenses through June 30, 2014.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 6 - MINING PROPERTY, PLANT AND EQUIPMENT

Mining property, plant and equipment comprise:

	Mining property	Machinery & equipment	Building	Total
Cost
Balance at December 31, 2012	$-	$-	$-	$-
Talawaan property purchase	4,939,361	60,639	-	5,000,000
Ratatotok property purchase	2,000,000	-	-	2,000,000
Ratatotok South property purchase	216,815	23,185	10,000	250,000
Write off	-	(5,085)	-	(5,085)

Balance at December 31, 2013	$7,156,176	$78,739	$10,000	$7,244,915

Ratatotok Southeast property purchase	250,000	-	-	250,000
Mining equipment acquired	-	38,849	-	38,849
Mining equipment sold	-	(18,200)	-	(18,200)

Balance at June 30, 2014	$7,406,176	$99,388	$10,000	$7,515,564

Accumulated depreciation and impairment
Balance at December 31, 2012	$-	$-	$-	$-
Depreciation	-	16,203	-	16,203

Balance at December 31, 2013	$-	$16,203	$-	$16,203

Depreciation	-	18,518	-	18,518
Mining equipment sold	-	(758)	-	(758)

Balance at June 30, 2014	$-	$33,963	$-	$33,963

Net book value

At December 31, 2013	$7,156,176	$62,536	$10,000	$7,228,712
At June 30, 2014	$7,406,176	$65,425	$10,000	$7,481,601

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Senior Secured Convertible Notes (“Notes”) represents amounts received from unrelated lenders under the terms of the private placement offering.

At June 30, 2014 and December 31, 2013 convertible notes were comprised of the following:

	June 30, 2014	December 31, 2013
Senior Secured Convertible Promissory Note (net of unamortized debt discount of $0 at June 30, 2014 and December 31, 2013), in default	$75,000	$75,000
8% convertible promissory note, due on May 6, 2014	-	37,500
8% convertible promissory note, due on July 5, 2014	-	32,500
8% convertible promissory note, due on August 26, 2014	-	42,500
Total	75,000	187,500
Less: Current portion	$(75,000)	$(187,500)
Long Term portion	$-	$-

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

On November 22, 2013, the Company secured $42,500 in the form of a convertible promissory note. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes mature on August 26, 2014, and may be prepaid during the period from issuance to August 26, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment. The holder has the option to convert any balance of principal and interest which is unpaid at February 2, 2014 or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%. On June 2, 2014, the Company repaid this convertible note with accrued interest, prepayment charges and principal balance of $42,500.

On July 11, 2014, the Company secured a convertible promissory note of $50,000. The note bears interest at the rate of 8% until it matures, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The notes matures on June 5, 2015, and may not be prepaid without the consent of the holder. The holder has the option to convert any balance of principal and interest which is unpaid after a period of six months or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest price during the five trading days immediately preceding such conversion, discounted by 40%. Under the terms of the convertible promissory note, the Company is not in default. See discussion Note 14 Subsequent Events.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, effective October 31, 2012, two Notes with principal amounts totaling $75,000 are in default, and as provided for under the terms of the Notes the interest rate increased to 14% per annum. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the convertible notes, the subscriber to the private placement also received a two year warrant (i.e. 1,025,000 warrants), from the date of the closing of the private placement offering to purchase shares of the Company’s common stock at exercise price of $0.30 per share. The Notes had a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount was amortized over the original one-year term of the Notes as additional interest expense. For the periods ending June 30, 2014 and December 31, 2013 $-0- was amortized and shown as interest expense.

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

As of June 30, 2014 and December 31, 2013, there were no shares of preferred stock issued and outstanding.

Common stock
The Company authorized the issuance of 400,000,000 shares of common stock, par value $0.001.

As of June 30, 2014 and December 31, 2013 there were 74,430,605 and 74,250,459 shares respectively of common stock issued and outstanding.

In April 2013, the Company issued 50,000 shares on the exercise of 50,000 common stock warrants at $.30 per share for total consideration of $15,000. See discussion Note 9 Warrants.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 8 - CAPITAL STOCK (Continued)

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

In March 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note of $36,029 for 180,146 shares of common stock of the Company at a price of $.20 per share, the market price of the common stock at the close on March 28, 2014. The common stock was issued on April 24, 2014. See discussion Note 10 Commitments and Contingencies.

NOTE 9 - WARRANTS

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2014 and December 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price

$0.60	5,100,000	5.00	$0.60	5,100,000	$0.60

Transactions involving the Company’s warrant issuance are summarized as follows:

		Stock Warrants
		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2012	1,025,000	$0.30
Granted in 2013	5,100,000	0.60
Cancelled	-	-
Expired	(860,000)	0.30
Exercised	(165,000)	$0.30
Outstanding at June 30, 2014	5,100,000	$0.60

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
June 30, 2014
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

On June 6, 2014, the Common Stock Purchase Warrant for issuance of 5,000,000 warrants to the Company’s Chief Financial Officer was amended to extend the Initial Exercise Date to December 17, 2016 for $15,000 in consideration (the “Warrant Amendment”). The terms of the Warrant Amendment provide for the acceleration of the Initial Exercise Date under certain conditions.

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
June 30, 2014
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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

On December 11, 2013, under the terms of an Asset Purchase Agreement, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 8.6 hectare currently non-producing gold mining property for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. The acquired property, with the project name of Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo's other gold mining properties, Ratatotok. As of June 30, 2014 and December 31, 2013, the balance outstanding from accrued liabilities – mine acquisition other was $110,000. See discussion Note 1 Nature of Operations.

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

On June 6, 2014, the payment terms of the agreement to purchase Ratatotok Southeast were amended for a renegotiation fee of $10,000. Under the terms of the amendment the seller acknowledged the receipt of $45,000, and in addition to the renegotiation fee of $10,000, the Company has agreed to make payments of $65,000 by June 20, 2014 and $150,000 by July 31, 2014. As of June 30, 2014 and to date, the balance outstanding from accrued liabilities- mine acquisition other was $154,655. See discussion Note 1 Nature of Operations.

Operating leases
On September 14, 2011, the Company signed an office rental agreement for its corporate offices in Bothell, Washington USA. The lease is month-to-month and the monthly rental is $300 per month. In addition the Company paid a deposit of $300.

On May 17, 2012, the Company signed an office rental agreement for offices in Hong Kong. The lease is for six months and the monthly rental is HKD$16,000 which equals approximately $2,100 per month. In addition the Company paid a deposit of HKD$16,000 which equals approximately $2,100 per month. The office rental agreement for the offices in Hong Kong has been extended in increments of an additional six months. The current rate rental rate is HKD$19,515 per month which equals approximately $2,600per month.

Loans

Short term promissory notes- other
During the year ended December 31, 2013, the Company secured $32,500 in loans in the form of short-term promissory notes from non-affiliated third parties. During the same period three loans with principal totaling $6,000 were repaid.

On March 28, 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note for shares of common stock of the Company. See discussion Note 8 Capital Stock.

From January 1, 2014 through June 30, 2014 the Company secured $58,500 in loans in the form of short-term promissory notes from non-affiliated third parties. The promissory notes have a term ninety days to six months and pay compound interest of five percent per annum. During the same period a loan with a principal balance of $42,500 was repaid. Under the terms of the short-term promissory notes, the Company is not in default. See discussion Note 14 Subsequent Events.

During the period ended June 30, 2014, the Company secured a $38,309 loan for a vehicle purchase and during the same period principal of $17,871 was repaid.

As of June 30, 2014 and December 31, 2013, the balance outstanding from short term promissory notes- other was $93,939 and $57,500, respectively.

On July 15, 2014, the Company repaid a short term promissory note to a non-affiliate with a principal balance of $12,000. See discussion Note 14 Subsequent Events.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

On August 11, 2014, the Company secured a $25,000 loan in the form of a short-term promissory note from non-affiliated third party. The promissory note has a term one year and pays compound interest of twelve percent per annum. Under the terms of the short-term promissory note, the Company is not in default. See discussion Note 14 Subsequent Events.

Long term promissory notes- other
The following table details loans made by non-affiliated third party to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default.

Date of Loan	Amount
8/6/2013	$11,000
8/9/2013	$6,000
8/27/2013	$50,000
9/3/2013	$6,000
10/7/2013	$100,000
11/25/2013	$150,000
12/2/2013	$32,216
$355,216

As of June 30, 2014 and December 31, 2013, the balance outstanding from long term promissory notes- other was $355,216.

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

Date of Loan	Amount
11/9/2012	$5,000
12/18/2012	$5,000
12/21/2012	$5,000
2/7/2013	$2,000
$17,000

As of June 30, 2014 and December 31, 2013, the balance outstanding from short term promissory notes- related party was $22,000.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Short term promissory notes- affiliate
The following table details loans made by the Company’s Managing Director – Asia in the form of short-term promissory notes. The promissory notes have a term of ninety days and pay fixed interest of six and quarter percent when repaid. The Company is not in default. See discussion Note 11 Affiliate Transactions.

Date of Loan	Amount
4/17/2014	$100,000
4/29/2014	$100,000
$200,000

Long term promissory notes- related parties
The following table details loans made by Mr. Ollquist to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default. See discussion Note 12 Related Party Transactions.

Date of Loan	Amount
2/15/2013	$250,000
4/4/2013	$50,000
7/3/2013	$5,094
7/30/2013	$50,000
9/30/2013	$10,000
1/09/2014	$12,858
1/14/2014	$4,466
1/14/2014	$4,236
1/29/2014	$8,746
1/30/2014	$20,000
2/24/2014	$19,956
2/27/2014	$1,256
2/28/2014	$22,089
3/11/2014	$14,130
3/14/2014	$1,000
3/25/2014	$3,500
3/29/2014	$21,550
4/02/2014	$11,938
4/11/2014	$4,500
5/30/2014	$71,943
6/11/2014	$3,203
6/23/2014	$48,848
$639,313

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

The following table details loans made by Mr. Matin to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default. See discussion Note 12 Related Party Transactions.

Date of Loan	Amount
9/3/2013	$50,000
1/30/2014	$4,000
2/13/2014	$1,000
$55,000

On March 28, 2014, the Company secured $100,000 in the form of long-term promissory note from Mr. Muaja. The promissory note has a term of five years and pays compound interest of five percent per annum. Under the terms of the long-term promissory note, the Company is not in default. See discussion Note 12 Related Party Transactions.

As of June 30, 2014 and December 31, 2013, the balance outstanding from long term promissory notes- related party was $794,313 and $415,094, respectively.

Convertible Notes
On July 11, 2014, the Company secured a convertible promissory note of $50,000. The note bears interest at the rate of 8% until it matures, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The notes matures on June 5, 2015, and may not be prepaid without the consent of the holder. The holder has the option to convert any balance of principal and interest which is unpaid after a period of six months or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest price during the five trading days immediately preceding such conversion, discounted by 40%. Under the terms of the convertible promissory note, the Company is not in default. See discussion Note 14 Subsequent Events.

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

During the periods ended June 30, 2014 and December 31, 2013, by mutual understanding, approximately $454,000 and $600,000, respectively, the excess funds available, after all mining operations expenses are paid, is retained by the Seller and offset against the Company’s obligations to him under the purchase agreements.

As of June 30, 2014 and December 31, 2013, the balance outstanding from accrued liabilities- mine acquisition affiliate was $1,300,000 and $1,711,610, respectively. As of June 30, 2014 and December 31, 2013, the balance outstanding from promissory notes affiliate associated with the Debt Restructuring Agreement was $1,951,425.

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 11 - AFFILIATE TRANSACTIONS (Continued)

During the periods ended June 30, 2014 and December 31, 2013, the Company earned $-0- and $9,600, respectively, from the affiliate transaction included in statement of operations under line item “contract processing revenue”.

During the periods ended June 30, 2014 and December 31, 2013, the Company incurred and paid approximately $3,000 and $46,000, respectively, to the Seller for operational activities that are included in statement of operations under line item “costs applicable to sales”.

The following table details loans made by the Company’s Managing Director – Asia in the form of short-term promissory notes. The promissory notes have a term of ninety days and pay fixed interest of six and quarter percent when repaid. The Company is not in default. See discussion Note 10 Commitments and Contingencies.

Date of Loan	Amount
4/17/2014	$100,000
4/29/2014	$100,000
$200,000

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
June 30, 2014
(Unaudited)

NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

The following table details loans made by Mr. Ollquist to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default. See discussion Note 10 Commitments and Contingencies.

Date of Loan	Amount
2/15/2013	$250,000
4/4/2013	$50,000
7/3/2013	$5,094
7/30/2013	$50,000
9/30/2013	$10,000
1/09/2014	$12,858
1/14/2014	$4,466
1/14/2014	$4,236
1/29/2014	$8,746
1/30/2014	$20,000
2/24/2014	$19,956
2/27/2014	$1,256
2/28/2014	$22,089
3/11/2014	$14,130
3/14/2014	$1,000
3/25/2014	$3,500
3/29/2014	$21,550
4/02/2014	$11,938
4/11/2014	$4,500
5/30/2014	$71,943
6/11/2014	$3,203
6/23/2014	$48,848
$639,313

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

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

Date of Loan	Amount
11/9/2012	$5,000
12/18/2012	$5,000
12/21/2012	$5,000
2/7/2013	$2,000
$17,000

The following table details loans made by Mr. Matin to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default. See discussion Note 10 Commitments and Contingencies.

Date of Loan	Amount
9/3/2013	$50,000
1/30/2014	$4,000
2/13/2014	$1,000
$55,000

On December 17, 2013 the Company issued 5,000,000 warrants the Company’s Chief Financial Officer in recognition of services to the Company. The warrants have a term of five years, an exercise price of $.60 per share, and vested on grant. On June 6, 2014, the Common Stock Purchase Warrant for issuance of 5,000,000 warrants to the Company’s Chief Financial Officer was amended to extend the Initial Exercise Date to December 17, 2016 for $15,000 in consideration (the “Warrant Amendment”). The terms of the Warrant Amendment provide for the acceleration of the Initial Exercise Date under certain conditions. See discussion Note 9 Warrants.

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

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 13 - INCOME TAXES

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $214,000 and $439,000 as of June 30, 2014 and December 31, 2013, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s Indonesia operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The components of income (loss) before income tax consist of the following:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
U.S. Operations	$(505,198)	$(2,876,596)
Hong Kong Operations (Interich)	-	(1,625)
Indonesia Operations (PT Puncak)	244,642	501,360
Total	$(260,819)	$(2,376,861)

The components of the provision (benefit) for income taxes are as follows (presented to the nearest thousand):

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Federal, State and Local	$-	$-
Indonesia income tax	31,000	63,000
Total	$31,000	$63,000

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (presented to the nearest thousand):

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Income tax provision at federal statutory rate	$(89,000)	$(808,000)
State income taxes, net of federal benefit	-	-
Permanent differences	-	600,000
U.S. tax rate in excess of foreign tax rate	(53,000)	(107,000)
U.S. valuation allowance	172,000	378,000
Tax provision	$30,000	$63,000

BORNEO RESOURCE INVESTMENTS LTD.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

NOTE 13 - INCOME TAXES (Continued)

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at June 30, 2014 expiring through the year 2034. Management estimates the NOL as of June 30, 2014 to be approximately $4,554,000. The utilization of our NOL’s will be significantly limited because of a change in ownership as defined under Section 382 of Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. We are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax asset as of June 30, 2014 and December 31, 2013 are as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Total deferred tax asset - from NOL carry forwards	$1,548,000	$1,378,000
Valuation allowance	(1,548,000)	(1,378,000)
Deferred tax asset, net of allowance	$-	$-

During the quarter ending June 30, 2014, the valuation allowance was increased by approximately $170,000 from December 31, 2013.

NOTE 14 - SUBSEQUENT EVENTS

Loans
On July 11, 2014, the Company secured a convertible promissory note of $50,000. The note bears interest at the rate of 8% until it matures, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The notes matures on June 5, 2015, and may not be prepaid without the consent of the holder. The holder has the option to convert any balance of principal and interest which is unpaid after a period of six months or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest price during the five trading days immediately preceding such conversion, discounted by 40%. Under the terms of the convertible promissory note, the Company is not in default. See discussion Note 10 Commitments and Contingencies.

On July 15, 2014, the Company repaid a short term promissory note to a non-affiliate with a principal balance of $12,000. See discussion Note 10 Commitments and Contingencies.

On August 11, 2014, the Company secured a $25,000 loan in the form of a short-term promissory note from non-affiliated third party. The promissory note has a term one year and pays compound interest of twelve percent per annum. Under the terms of the short-term promissory note, the Company is not in default. See discussion Note 10 Commitments and Contingencies.

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

In December 2013, through Kalabat, the Company finalized the purchase of a gold mining property for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. The acquired property, with the project name of Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo’s other gold mining properties, Ratatotok. Ratatotok South was purchased with assets including a stockpile of ore on site ready for processing, as well as significant infrastructure and equipment. Borneo began supplemental excavation and initial production during the first quarter 2014. As of June 30, 2014 and December 31, 2013, the balance outstanding from accrued liabilities- mine acquisition other was $110,000.

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

Ratatotok South's current heap leach processing area yields 2 - 3 kilograms of gold per month from approximately 2,500 metric tons of ore. Borneo is now building its second heap leach processing area on its Ratatotok properties which will provide an additional monthly ore processing capacity of 5,000 metric tons. Upon completion of the second heap leach processing area in July, Ratatotok South is expected to have the capacity to process a total of approximately 7,500 metric tons of ore per month, yielding about 7 - 10 kilograms (245 - 350 ounces) of gold per month. We expect that the second heap leach processing area will be completed before the end of the third quarter.

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

Raw Materials, Principal Suppliers and Customers

We are not dependent on any principal suppliers nor raw materials in our current business operations. Although there are many available customers, for the quarter ended June 30, 2014 two customers accounted for 100% of total revenue from gold sales.

Competitive Factors

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties or properties containing reserves of gold, coal and precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities than us.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Sales	$458,129	$212,639	$782,556	$212,639
Contract Processing	96,000	-	156,000	-
	554,129	212,639	938,556	212,639
Costs and expenses
Costs applicable to sales	335,563	94,671	570,550	94,671
Depreciation	9,684	2,315	18,518	2,315
General and administrative	259,321	203,508	523,266	380,651

Operating loss	(50,439)	(87,855)	(173,778)	(264,998)

Other income (expense)
Interest income	4	1	11	4
Interest expense	(44,583)	(7,205)	(87,052)	(11,962)

Income (loss) before provision for income taxes	(95,018)	(95,059)	(260,819)	(276,956)

Provision for income taxes:
Current	(22,836)	-	(30,580)	-
Deferred	-	-	-	-
Total income taxes	(22,836)	-	(30,580)	-

Net loss	(117,854)	(95,059)	(291,399)	(276,956)

Net income attributable to noncontrolling interests	15,796	11,016	21,406	11,016

Net loss attributable to Borneo shareholders	$(133,650)	$(106,075)	$(312,805)	$(287,972)

Revenues. The Company generated revenues of $938,556 for the six months ended June 30, 2014, compared with $212,639 for the six months ended June 30, 2013. Revenues for the three months ended June 30, 2014 increased from the three months ended March 31, 2014.  The increases were a result of production coming online at Ratatotok South. Gross margins were also down from prior quarters as a result of the poor conditions and the initial mining operations and revenue generation beginning at Ratatotok South during the first quarter of 2014. We expect quarterly revenues and operating income to continue increase in the subsequent quarters in 2014 as better weather conditions and improved operations at Ratatotok South will increase revenues and productivity.

Costs Applicable to Sales. The cost applicable to sales is for labor and other costs incurred in mining and processing the gold. Miners at Talawaan are compensated based on sales of the gold produced on the property net of processing expenses. Costs applicable to sales increased in both the three and six months ended June 30, 2014 due to the production at Ratatotok South.  Production costs at Ratatotok South included additional costs to cover the initialization of mining operations and production.

General and Administrative Costs and Expenses. General and administrative costs and expenses consisted primarily of compensation for our officers and consultants. The increase in general and administrative costs and expenses for the three and six months ended June 30, 2014 over the three and six months ended June 30, 2013, is primarily due to costs and expenses for Puncak which was acquired in June 2013.

Net Interest Expense. Net interest expense increased in both the three months and six months ended June 2014 over the comparable periods in 2013 as a result of the utilization of debt to fund operations.

Liquidity and Capital Resources

Cash Flows for the six months ended June 30, 2014

On June 30, 2014, we had a working capital deficit of $4,802,331 and stockholders’ equity of $1,466,783. We had cash equivalents of $3,312. Cash use in operating activities was $490,992 for the six months ended June 30, 2014 and a net loss of $291,399 for the same period. During the six months ended June 30, 2014, cash used by investing activities was $17,640 as a result of investments in fixed assets. Cash provided by financing activities for the six months ended June 30, 2014 was $503,159 and came primarily from the issuance of promissory notes from related parties.

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

On June 10, 2013, the Company entered into purchase agreements for the Talawaan Property, for an aggregate purchase price of $5,000,000, and the Ratatotok Property, for an aggregate purchase price of $2,000,000, by and among the Company, Kalabat and Sanding Longdong, an affiliate. These replaced purchase agreements previously entered into by the Company. The aggregate purchase price for the Talawaan Property and Ratatotok Property is $7,000,000. As of June 30, 2014 and December 31, 2013, the balance outstanding from accrued liabilities- mine acquisition affiliate was $1,300,000 and $1,711,610, respectively. As of June 30, 2014 and December 31, 2013, the balance outstanding from promissory notes affiliate was $1,951,425.

On December 11, 2013, under the terms of an Asset Purchase Agreement, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 8.6 hectare currently non-producing gold mining property for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. The acquired property, with the project name of Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo's other gold mining properties, Ratatotok. As of June 30, 2014 and December 31, 2013, the balance outstanding from accrued liabilities- mine acquisition other was $110,000.

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

On June 6, 2014, the payment terms of the agreement to purchase Ratatotok Southeast were amended for a renegotiation fee of $10,000. Under the terms of the amendment the seller acknowledged the receipt of $45,000, and in addition to the renegotiation fee of $10,000, the Company has agreed to make payments of $65,000 by June 20, 2014 and $150,000 by July 31, 2014. As of June 30, 2014 and to date, the balance outstanding from accrued liabilities- mine acquisition other was $154,655.

Financing

During the year ended December 31, 2013, the Company secured $32,500 in loans in the form of short-term promissory notes from non-affiliated third parties. During the same period three loans with principal totaling $6,000 was repaid. On March 28, 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note for shares of common stock of the Company. See discussion Note 8 Capital Stock. From January 1, 2014 through June 30, 2014, the Company secured $46,500 in loans in the form of short-term promissory notes from non-affiliated third parties. The promissory notes have a term of ninety days to six months and pay compound interest of five percent per annum and vehicle financing for mining operations of $28,309. As of June 30, 2014 and December 31, 2013, the balance outstanding from short term promissory notes- other was $93,939 and $57,500, respectively.

From November 9, 2012 through February 7, 2013 the Company secured $22,000 in loans in the form of short-term promissory notes from related parties. The promissory notes range from thirty days to 90 days and pay compound interest of five percent per annum. Under the terms of the short-term promissory notes, the Company is not in default. See the discussion Note 12 Related Party Transactions. As of June 30, 2014 and December 31, 2013, the balance outstanding from short-term promissory notes-related party was $22,000.

In April 2014, the Company secured two promissory notes of $100,000 each from an affiliated third party in the form of short-term promissory notes. The promissory notes have a term of ninety days and pay fixed interest of six and quarter percent when repaid. The Company is not in default. See discussion Note 10 Commitments Contingencies.

During the year ended December 31, 2013, the Company secured $355,216 in loans from a non-affiliated third party in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum.

During the periods ended June 30, 2014 and December 31, 2013, the Company secured $379,220 and $415,094, respectively, in loans from related parties in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. See the discussion Note 12 Related Party Transactions. As of June 30, 2014 and December 31, 2013, the balance outstanding from long-term promissory notes-other was $355,216.

During the year ended December 31, 2013, the Company secured three convertible promissory notes of $37,500, 32,500, and $42,500. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes mature nine months after issuance, and may be prepaid during the period of six months of issuance, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment. The holder has the option to convert any balance of principal and interest which is unpaid at after a period of 180 days or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%. Under the terms of the convertible promissory note, the Company is not in default. On January 30, 2014 and March 28, 2014, respectively the Company repaid this convertible notes with accrued interest, prepayment charges and principal balances of $37,500 and $32,500. On June 2, 2014, the Company repaid the convertible note with accrued interest, prepayment charges and principal balance of $42,500.

On July 11, 2014, the Company secured a convertible promissory note of $50,000. The note bears interest at the rate of 8% until it matures, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The notes matures on June 5, 2015, and may not be prepaid without the consent of the holder. The holder has the option to convert any balance of principal and interest which is unpaid after a period of six months or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest price during the five trading days immediately preceding such conversion, discounted by 40%. Under the terms of the convertible promissory note, the Company is not in default.

On August 11, 2014, the Company secured a $25,000 loan in the form of a short-term promissory note from non-affiliated third party. The promissory note has a term one year and pays compound interest of twelve percent per annum. Under the terms of the short-term promissory note, the Company is not in default.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has accumulated a deficit of $5,734,414 as of June 30, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Cost of Revenue
Cost of revenue consists of costs associated with extracting ore from the ground, transportation, production that are directly related to a revenue-generating. At Talawaan, the Company becomes obligated to make payments to miners @ 30% of net revenue profit sharing in the period the product are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying consolidated statement of operations.

Inventories
Product inventories are valued at the lower of average production cost and net realizable value. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after an allowance for further processing costs. Finished goods inventory, characterized as concentrate, is valued at the lower of average production cost and net realizable value. Materials and supplies are valued at the lower of cost and replacement cost. The inventory on hand was $-0- at June 30, 2014 and December 31, 2013.

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

The impairment expenses was $-0- during the periods ended June 30, 2014 and December 31, 2013.

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

The reclamation expenses was $-0- during the periods ended June 30, 2014 and December 31, 2013.

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

Cash and Cash Equivalent
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2014 and December 31, 2013, cash consists of a checking account and money market account held by financial institutions.

Prepaid Project Expenses
The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments. When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described above in Mining Properties, Plant and Equipment.

The project deposit $-0- and $15,000 at June 30, 2014 and December 31, 2013, respectively.

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

Net Loss Per Share, basic and diluted
The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic income or loss per share has been computed by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. All of the shares issuable upon conversion of the notes payable and exercise of warrants had exercise prices greater than the average market price of the Company’s common stock during the periods ended June 30, 2014 and December 31, 2013 and are excluded from the calculation of diluted net income per share because their effect is anti-dilutive. Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

For the periods ended June 30, 2014 and December 31, 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities. The August 6, 2013, November 11, 2013 and November 22, 2013 convertible promissory notes have a variable conversion feature that did not become effective until February 2014, April 2014, and June 2014 respectively. The August 6, 2013, November 11, 2013 and November 22, 2014 convertible promissory notes were repaid on January 30, 2014, March 28, 2014 and June 2, 2014, respectively.

Fair Value of Financial Instruments
The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2014 and December 31, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2014 and December 31, 2013.

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

As of June 30, 2014 and December 31, 2013, the Company did not have any issued and outstanding stock options.

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

For the periods ended June 30, 2014 and December 31, 2013 two customers accounted for 100% of total revenue.

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has not incur any research and development expenses through June 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

31.1	Certification of Chief Executive Officer under Rule 13(a) — 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

32.1	Certification of CEO and CFO under 18 U.S.C. Section 1350.

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of August 2014.

BORNEO RESOURCE INVESTMENTS LTD.

By:	/s/ Nils A. Ollquist
Nils A. Ollquist
Chief Executive Officer