Form 10-Q
period 2014-09-30
Borneo Resource Investments Ltd.
filed 2014-11-19
CIK 1355732

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

BORNEO RESOURCE INVESTMENTS LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	000-54707	20-3724019
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

11/F, Admiralty Centre, Tower 2

 18 Harcourt Road, Admiralty

 Hong Kong

 (Address of principal executive offices) (Zip code)

852-9377-6536

(Registrant’s telephone number, including area code)

None

Securities registered under Section 12(g) of the Exchange Act:

19125 North Creek Parkway, Suite 120

Bothell, Washington 98011-8000

 (Former name or former address since last report)

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

There were 74,560,605 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 19, 2014.

PART I

ITEM 1. FINANCIAL STATEMENTS

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$226,560	$8,785
Project deposit	-	15,000
Total current assets	226,560	23,785

Property & equipment:
Mining Property	7,406,176	7,156,176
Buildings - net	10,000	10,000
Equipment - net	57,282	62,536
	7,473,458	7,228,712
Other assets:
Deposits	2,818	2,818

Total other assets	2,818	2,818

Total assets	$7,702,836	$7,255,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued interest - related party	$723,478	$500,254
Accounts payable and accrued interest - other	212,838	85,581
Accrued liabilities - mine acquisition - affiliate	1,035,705	1,711,610
Accrued liabilities - mine acquisition - other	264,655	110,000
Income Taxes Payable	116,493	62,670
Accrued liabilities - other	12,616	8,535
Convertible notes payable net of deferred debt discount of $152,632 as of September 30, 2014 and $0 as of December 31, 2013	347,368	187,500
Derivative liability - convertible notes	298,771	-
Promissory notes - affiliates	2,151,425	1,951,425
Promissory notes - related parties	22,000	22,000
Promissory notes - other	106,404	57,500
Total current liabilities	5,291,753	4,697,075

Promissory notes - long-term - related parties	868,843	415,094
Promissory notes - long-term - other	355,216	355,216

Total liabilities	6,515,812	5,467,385

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Borneo stockholders' equity (deficit):
Preferred stock; $0.001 par value; 100,000,000 shares authorized, none issued and outstanding as of September 30, 2014 and December 31, 2013 respectively	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized, 74,430,605 and 74,250,605 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	74,431	74,250
Additional paid in capital	7,126,766	7,090,917
Accumulated deficit	(6,096,220)	(5,421,607)
Total Borneo stockholders' equity (deficit)	1,104,970	1,743,560

Noncontrolling interest	82,047	44,370
Total stockholders' equity (deficit)	1,187,024	1,787,930

Total liabilities and stockholders' equity (deficit)	$7,702,836	$7,255,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Sales	$441,327	$421,371	$1,223,883	$634,010
Contract Processing	105,600	86,400	261,600	86,400
	546,927	507,771	1,485,483	720,410
Costs and expenses
Costs applicable to sales	317,173	215,592	887,723	310,263
Depreciation	9,716	6,944	28,234	9,259
General and administrative	342,081	204,313	865,347	584,964

Operating loss	(122,043)	80,922	(295,821)	(184,076)

Other income (expense)
Interest income	1	35	12	39
Interest expense	(54,113)	(13,042)	(141,165)	(25,004)
Amortization of debt discount	(5,403)	-	(5,403)	-
Derivative liability expense on convertible debt	(140,736)	-	(140,736)	-

Income (loss) before provision for income taxes	(322,294)	67,915	(583,113)	(209,041)

Provision for income taxes:
Current	(23,243)	-	(53,823)	-
Deferred	-	-	-	-
Total income taxes	(23,243)	-	(53,823)	-

Net loss	(345,537)	67,915	(636,936)	(209,041)

Net income attributable to noncontrolling interests	16,271	26,714	37,677	37,730

Net loss attributable to Borneo shareholders	$(361,808)	$41,201	$(674,613)	$(246,771)

Weighted average number of common shares outstanding (basic and fully diluted)	74,430,605	73,374,950	74,316,763	73,296,862

Net income (loss) per common share (basic and fully diluted)	$(0.00)	$0.00	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

From January 1, 2014 to September 30, 2014

(Unaudited)

			Additional
	Common stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Interest	Total

Balance, December 31, 2013	74,250,459	$74,250	$7,090,917	$(5,421,607)	$44,370	$1,787,930
Common stock issued for conversion of debt	180,146	181	35,849			36,030
Net loss for the year to date September 30, 2014				(674,613)	37,677	(636,936)
Balance, September 30, 2014	74,430,605	$74,431	$7,126,766	$(6,096,220)	$82,047	$1,187,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended	For the nine months ended
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(636,936)	$(209,041)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	28,234	9,259
Tools acquired in mining acquisition written off	-	5,085
Amortization of deferred debt discount on convertible notes	5,403	-
Derivative liability expense on convertible notes	140,736	-
Non-cash expenses		5,000
Loss on sale of equipment	11,796	-
Debt issuance and initial discount on convertible notes	54,500	-
Changes in operating assets and liabilities:
Inventory	-	-
Accounts payable and accrued interest	349,411	166,000
Accrued liabilities - mine acquisition	(730,630)	(436,685)
Income Taxes Payable	53,823	-

Net cash used in operating activities	(723,663)	(460,382)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash paid in asset purchase transaction	(19,214)	(55,000)
Net cash provided by investing activities	(19,214)	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of debt issuance paid	258,000	15,000
Proceeds from promissory notes - long-term - related parties	453,750	386,507
Proceeds from promissory notes - long-term - other	-	73,000
Proceeds from promissory notes - short term - affiliate	200,000	-
Proceeds from promissory notes - short term - other	48,902	-
Proceeds from sale of common stock	-	49,500

Net cash provided by financing activities	960,652	524,007

Net (decrease) increase in cash and cash equivalents	217,775	8,625

Cash and cash equivalents at beginning of period	8,785	1,190

Cash and cash equivalents at end of period	$226,560	$9,815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$73,218	$78
Cash paid during the period for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable and accrued interest	$36,029	$-
Prepaid account set-off with asset purchase	$15,000	$-
Mining equipment exchanged for accrued liability	$5,643	$-
Asset purchase on loan	$38,309	$-
Beneficial conversion feature on convertible notes	$158,036	$-
Amount paid by the related party on behalf of the Company for investment in foreign subsidiary	$-	$4,500
Amount paid by the related party on behalf of the Company for assets purchase transaction	$-	$55,000
Amount of imputed value of non-controlling interest for investment in foreign sub	$-	$500
Fixed assets received on assets purchase transaction	$-	$7,000,000
Net accrued liabilities assumed on assets purchase transaction	$-	$6,890,000
Accrued liabilities paid by unrelated long-term promissory note holder	$-	$50,000
Accounts payable paid by convertible note holder	$-	$22,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

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

September 30, 2014

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

On December 11, 2013, under the terms of an Asset Purchase Agreement, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 8.6 hectare a then non-producing gold mining property (“Ratatotok South”) for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo's other gold mining properties, Ratatotok. In that the Ratatotok South had not been historically operated as a business, the company is treating the acquisition of the Ratatotok South as a purchase of a mining property, mining equipment and tools. As of September 30, 2014 and December 31, 2013, the balance outstanding from accrued liabilities – mine acquisition other was $110,000. See discussion Note 10 Commitments and Contingencies.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

On June 6, 2014, the payment terms of the agreement to purchase Ratatotok Southeast were amended for a renegotiation fee of $10,000. Under the terms of the amendment the seller acknowledged the receipt of $45,000, and in addition to the renegotiation fee of $10,000, the Company has agreed to make payments of $65,000 by June 20, 2014 and $150,000 by July 31, 2014. As of September 30, 2014 and to date, the balance outstanding from accrued liabilities- mine acquisition other was $154,655. See discussion Note 10 Commitments and Contingencies.

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

September 30, 2014

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

September 30, 2014

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

PT Puncak was formed on March 28, 2013.

Going Concern Uncertainties

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statement, the Company has accumulated a deficit of $6,096,220 as of September 30, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

September 30, 2014

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

Inventories

Product inventories are valued at the lower of average production cost and net realizable value. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after an allowance for further processing costs. Finished goods inventory, characterized as concentrate, is valued at the lower of average production cost and net realizable value. Materials and supplies are valued at the lower of cost and replacement cost. The inventory on hand was $-0- at September 30, 2014 and December 31, 2013.

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

September 30, 2014

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

Management periodically reviews the carrying value of its exploration and evaluation assets with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of reserves, forecast future metal prices, forecast future costs of exploring, developing and operating a producing mine, expiration term and ongoing expense of maintaining leased mineral properties and the general likelihood that the Company will continue exploration. The Company does not set a pre-determined holding period for properties with unproven reserves. However, properties which have not demonstrated suitable mineral concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted and their carrying values are recoverable.

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

The impairment expenses was $-0- during the periods ended September 30, 2014 and December 31, 2013.

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

The reclamation expenses was $-0- during the periods ended September 30, 2014 and December 31, 2013.

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

September 30, 2014

(Unaudited)

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, cash consists of a checking account and money market account held by financial institutions.

Prepaid Project Expenses

The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments. When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described above in Mining Properties, Plant and Equipment.

The project deposit $-0- and $15,000 at September 30, 2014 and December 31, 2013, respectively.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic income or loss per share has been computed by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. All of the shares issuable upon conversion of the notes payable and exercise of warrants had exercise prices greater than the average market price of the Company’s common stock during the periods ended September 30, 2014 and December 31, 2013, and are excluded from the calculation of diluted net income per share because their effect is anti-dilutive. Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

For the periods ended September 30, 2014 and December 31, 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that the warrants outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 10 Commitments and Contingencies for discussion of the impact the derivative financial instruments had on the Company’s unaudited condensed consolidated financial statements and results of operations.

Significant Level 3 inputs used to calculate the fair value of the warrants and derivative notes include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the anti-dilution provision. See Note 9 Warrants for further discussion.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014. There were no transfers of financial assets between levels during the nine months ended September 30, 2014.

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2014
	2014	Level 1	Level 2	Level 3

Derivative liability – Notes	$298,771	$-	$-	$298,771

The Company did not identify any other assets and liabilities that are required to be presented on the unaudited condensed consolidated balance sheet at fair value.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2013.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

As of September 30, 2014 and December 31, 2013, the Company did not have any issued and outstanding stock options.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

For the periods ended September 30, 2014 and December 31, 2013 two customers accounted for 100% of total revenue.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has not incur any research and development expenses through September 30, 2014.

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

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 6 - MINING PROPERTY, PLANT AND EQUIPMENT

Mining property, plant and equipment comprise:

	Mining property	Machinery & equipment	Building	Total
Cost
Balance at December 31, 2012	$-	$-	$-	$-
Talawaan property purchase	4,939,361	60,639	-	5,000,000
Ratatotok property purchase	2,000,000	-	-	2,000,000
Ratatotok South property purchase	216,815	23,185	10,000	250,000
Write off	-	(5,085)	-	(5,085)

Balance at December 31, 2013	$7,156,176	$78,739	$10,000	$7,244,915

Ratatotok Southeast property purchase	250,000	-	-	250,000
Mining equipment acquired	-	40,423	-	40,423
Mining equipment sold	-	(18,200)	-	(18,200)

Balance at September 30, 2014	$7,406,176	$100,961	$10,000	$7,517,138

Accumulated depreciation and impairment
Balance at December 31, 2012	$-	$-	$-	$-
Depreciation	-	16,203	-	16,203

Balance at December 31, 2013	$-	$16,203	$-	$16,203

Depreciation	-	28,234	-	28,234
Mining equipment sold	-	(758)	-	(758)

Balance at September 30, 2014	$-	$43,679	$-	$43,679

Net book value

At December 31, 2013	$7,156,176	$62,536	$10,000	$7,228,712

At September 30, 2014	$7,406,176	$57,282	$10,000	$7,473,458

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

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Senior Secured Convertible Notes (“Notes”) represents amounts received from unrelated lenders under the terms of the private placement offering.

At September 30, 2014 and December 31, 2013 convertible notes were comprised of the following:

	September 30, 2014	December 31, 2013
Senior Secured Convertible Promissory Note (net of unamortized debt discount of $0 at September 30, 2014 and December 31, 2013), in default	$75,000	$75,000
8% convertible promissory note, due on May 6, 2014	-	37,500
8% convertible promissory note, due on July 5, 2014	-	32,500
8% convertible promissory note, due on August 26, 2014	-	42,500
8% convertible promissory note, due on June 5, 2015	50,000	-
12% convertible promissory note, due on September 15, 2016	55,000	-
8% convertible promissory note, due on September 30, 2015	105,000	-
8% convertible promissory note, due on September 19,2015	50,000	-
8% convertible promissory note, due on September 22, 2015	50,000	-
8% convertible promissory note, due on June 18, 2016	100,000	-
Total	485,000	187,500
Less: Current portion	$(485,000)	$(187,500)
Long Term portion	$-	$-

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

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

On September 15, 2014, the Company secured a convertible promissory note of $55,000. The note matures on September 14, 2016 and includes an original issue discount of 10% that was immediately classified as interest expense. There is zero interest if the note is repaid within 90 days. If the note is not repaid within 90 days, then a one-time interest charge of 12% will be added to the loan. The holder has the option to convert any balance of the loan unpaid at any time at a conversion price of the lesser of $0.32 or 60% of the lowest trade price in the 25 trading days previous to the conversion. In the case that the conversion shares are not deliverable by DWAC and additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit and additional 5% discount shall apply. Under the terms of the convertible promissory note, the Company is not in default.

On September 15, 2014, the Company secured a convertible promissory note of $105,000. The note matures on September 30, 2015 and includes an original issue discount of approximately 4.76% that was immediately classified as interest expense. The note bears interest at the rate of 8% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of the loan unpaid at any time at a conversion price of the lower of 50% of the lowest traded price during the 20 trading days prior to the election to convert or 50% of the bid price on the day of the conversion notice. In the case that the conversion shares are not deliverable by DWAC and additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit and additional 5% discount shall apply. Under the terms of the convertible promissory note, the Company is not in default.

On September 19, 2014, the Company secured a convertible promissory note for $50,000. The note matures on September 10, 2015 and includes an original issue discount of $2,500 that was immediately classified as interest expense. The note bears interest at the rate of 8% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at after a period of 180 days or thereafter, into common stock of the Company. The rate of conversion is 60% of the lowest closing bid price of the 10 trading days prior to the election to convert. If the Company repays the note within the first 180 days after issuance, it will be repaid at 135% of the face amount plus any accrued interest. The note may not be repaid after 180th day. The Company also issued a second note to the issuer for $50,000, which was paid for by the issuance of an offsetting $50,000 note issued by the issuer to the Company. If the Company repays the promissory note by its maturity, both the second note and the offsetting note will be cancelled. Otherwise, the second note shall be convertible (at the same terms as the original note). Under the terms of the convertible promissory note, the Company is not in default.

On September 22, 2014, the Company secured a convertible promissory note for $50,000. The note matures on September 10, 2015 and includes an original issue discount of $2,500 that was immediately classified as interest expense. The note bears interest at the rate of 8% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at after a period of 180 days or thereafter, into common stock of the Company. The rate of conversion is 60% of the lowest closing bid price of the 10 trading days prior to the election to convert. If the Company repays the note within the first 180 days after issuance, it will be repaid at 135% of the face amount plus any accrued interest. The note may not be repaid after 180th day. The Company also issued a second note to the issuer for $50,000, which was paid for by the issuance of an offsetting $50,000 note issued by the issuer to the Company. If the Company repays the promissory note by its maturity, both the second note and the offsetting note will be cancelled. Otherwise, the second note shall be convertible (at the same terms as the original note). Under the terms of the convertible promissory note, the Company is not in default.

On September 24, 2014, the Company secured a convertible promissory note for $115,000. The note matures on June 23, 2016 and includes an original issue discount of $10,000 that was immediately classified as interest expense. The note bears interest at the rate of 10% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The holder has the option to convert any balance of the loan unpaid at any time at a conversion price of $0.50. The Company also issued two additional notes to the issuer totaling $150,000, which was paid for by the issuance of two offsetting notes totaling $150,000 issued by the issuer to the Company. If the Company repays the promissory note by its maturity, both the additional notes and the offsetting notes will be cancelled. Otherwise, the additional notes shall be convertible (at the same terms as the original note). Under the terms of the convertible promissory note, the Company is not in default.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, effective October 31, 2012, two Notes with principal amounts totaling $75,000 are in default, and as provided for under the terms of the Notes the interest rate increased to 14% per annum. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the convertible notes, the subscriber to the private placement also received a two year warrant (i.e. 1,025,000 warrants), from the date of the closing of the private placement offering to purchase shares of the Company’s common stock at exercise price of $0.30 per share. The Notes had a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount was amortized over the original one-year term of the Notes as additional interest expense. For the periods ending September 30, 2014 and December 31, 2013 $-0- was amortized and shown as interest expense.

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

As of September 30, 2014 and December 31, 2013, there were no shares of preferred stock issued and outstanding.

Common stock

The Company authorized the issuance of 400,000,000 shares of common stock, par value $0.001.

As of September 30, 2014 and December 31, 2013 there were 74,430,605 and 74,250,605 shares respectively of common stock issued and outstanding.

In April 2013, the Company issued 50,000 shares on the exercise of 50,000 common stock warrants at $.30 per share for total consideration of $15,000. See discussion Note 9 Warrants.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

NOTE 9 - WARRANTS

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2014 and December 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price

$0.60	5,100,000	5.00	$0.60	5,100,000	$0.60

Transactions involving the Company’s warrant issuance are summarized as follows:

		Stock Warrants Weighted
	Shares	Average Exercise Price
Outstanding at December 31, 2012	1,025,000	$0.30
Granted in 2013	5,100,000	0.60
Cancelled	-	-
Expired	(860,000)	0.30
Exercised	(165,000)	$0.30
Outstanding at September 30, 2014	5,100,000	$0.60

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

September 30, 2014

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

September 30, 2014

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

September 30, 2014

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

On December 11, 2013, under the terms of an Asset Purchase Agreement, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 8.6 hectare currently non-producing gold mining property for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. The acquired property, with the project name of Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo's other gold mining properties, Ratatotok. As of September 30, 2014 and December 31, 2013, the balance outstanding from accrued liabilities – mine acquisition other was $110,000. See discussion Note 1 Nature of Operations.

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

On June 6, 2014, the payment terms of the agreement to purchase Ratatotok Southeast were amended for a renegotiation fee of $10,000. Under the terms of the amendment the seller acknowledged the receipt of $45,000, and in addition to the renegotiation fee of $10,000, the Company has agreed to make payments of $65,000 by June 20, 2014 and $150,000 by July 31, 2014. As of September 30, 2014 and to date, the balance outstanding from accrued liabilities- mine acquisition other was $154,655, respectively. See discussion Note 1 Nature of Operations.

Operating leases

On September 14, 2011, the Company signed an office rental agreement for its corporate offices in Bothell, Washington USA. The lease is month-to-month and the monthly rental is $300 per month. In addition the Company paid a deposit of $300.

On May 17, 2012, the Company signed an office rental agreement for offices in Hong Kong. The lease is for six months and the monthly rental is HKD$16,000 which equals approximately $2,100 per month. In addition the Company paid a deposit of HKD$16,000 which equals approximately $2,100 per month. The office rental agreement for the offices in Hong Kong has been extended in increments of an additional six months. The current rate rental rate is HKD$19,515 per month which equals approximately $2,600 per month.

On May 1, 2014, the Company signed an office rental agreement for offices in Hong Kong. The lease is for six months and the monthly rental is HKD$33,500 which equals approximately $4,300 per month. The office rental agreement for the offices in Hong Kong would be extended in increments of an additional three months at similar rate

Loans

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

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

From January 1, 2014 through September 30, 2014 the Company secured $58,500 in loans in the form of short-term promissory notes from non-affiliated third parties. The promissory notes have a term ninety days to six months and pay compound interest of five percent per annum. During the same period a loan with a principal balance of $42,500 was repaid. Under the terms of the short-term promissory notes, the Company is not in default.

During the period ended September 30, 2014, the Company secured a $38,309 loan for a vehicle purchase and during the same period principal of $25,497 was repaid.

As of September 30, 2014 and December 31, 2013, the balance outstanding from short term promissory notes- other was $106,404 and $57,500, respectively.

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
$355,216

As of September 30, 2014 and December 31, 2013, the balance outstanding from long term promissory notes- other was $355,216.

Short term promissory notes- related parties

On November 21, 2012, the Company secured $5,000 in the form of a short-term promissory note from Mr. Ollquist. The promissory note has a term of ninety days and pays compound interest of five percent per annum. The term have been extended and the Company is not in default. See discussion Note 12 Related Party Transactions.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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
$17,000

As of September 30, 2014 and December 31, 2013, the balance outstanding from short term promissory notes- related party was $22,000.

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
$200,000

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

As of September 30, 2014 and December 31, 2013, the balance outstanding from long term promissory notes- related party was $868,843 and $415,094, respectively.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

On September 15, 2014, the Company secured a convertible promissory note of $55,000. The note matures on September 14, 2016 and includes an original issue discount of 10% that was immediately classified as interest expense. There is zero interest if the note is repaid within 90 days. If the note is not repaid within 90 days, then a one-time interest charge of 12% will be added to the loan. The holder has the option to convert any balance of the loan unpaid at any time at a conversion price of the lesser of $0.32 or 60% of the lowest trade price in the 25 trading days previous to the conversion. In the case that the conversion shares are not deliverable by DWAC and additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit and additional 5% discount shall apply. Under the terms of the convertible promissory note, the Company is not in default.

On September 15, 2014, the Company secured a convertible promissory note of $105,000. The note matures on September 30, 2015 and includes an original issue discount of approximately 4.76% that was immediately classified as interest expense. The note bears interest at the rate of 8% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of the loan unpaid at any time at a conversion price of the lower of 50% of the lowest traded price during the 20 trading days prior to the election to convert or 50% of the bid price on the day of the conversion notice. In the case that the conversion shares are not deliverable by DWAC and additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit and additional 5% discount shall apply. Under the terms of the convertible promissory note, the Company is not in default.

On September 19, 2014, the Company secured a convertible promissory note for $50,000. The note matures on September 10, 2015 and includes an original issue discount of $2,500 that was immediately classified as interest expense. The note bears interest at the rate of 8% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at after a period of 180 days or thereafter, into common stock of the Company. The rate of conversion is 60% of the lowest closing bid price of the 10 trading days prior to the election to convert. If the Company repays the note within the first 180 days after issuance, it will be repaid at 135% of the face amount plus any accrued interest. The note may not be repaid after 180th day. The Company also issued a second note to the issuer for $50,000, which was paid for by the issuance of an offsetting $50,000 note issued by the issuer to the Company. If the Company repays the promissory note by its maturity, both the second note and the offsetting note will be cancelled. Otherwise, the second note shall be convertible (at the same terms as the original note). Under the terms of the convertible promissory note, the Company is not in default.

On September 22, 2014, the Company secured a convertible promissory note for $50,000. The note matures on September 10, 2015 and includes an original issue discount of $2,500 that was immediately classified as interest expense. The note bears interest at the rate of 8% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at after a period of 180 days or thereafter, into common stock of the Company. The rate of conversion is 60% of the lowest closing bid price of the 10 trading days prior to the election to convert. If the Company repays the note within the first 180 days after issuance, it will be repaid at 135% of the face amount plus any accrued interest. The note may not be repaid after 180th day. The Company also issued a second note to the issuer for $50,000, which was paid for by the issuance of an offsetting $50,000 note issued by the issuer to the Company. If the Company repays the promissory note by its maturity, both the second note and the offsetting note will be cancelled. Otherwise, the second note shall be convertible (at the same terms as the original note). Under the terms of the convertible promissory note, the Company is not in default.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

On September 24, 2014, the Company secured a convertible promissory note for $115,000. The note matures on June 23, 2016 and includes an original issue discount of $10,000 that was immediately classified as interest expense. The note bears interest at the rate of 10% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The holder has the option to convert any balance of the loan unpaid at any time at a conversion price of $0.50. The Company also issued two additional notes to the issuer totaling $150,000, which was paid for by the issuance of two offsetting notes totaling $150,000 issued by the issuer to the Company. If the Company repays the promissory note by its maturity, both the additional notes and the offsetting notes will be cancelled. Otherwise, the additional notes shall be convertible (at the same terms as the original note). Under the terms of the convertible promissory note, the Company is not in default.

The Company identified embedded derivatives related to the convertible notes entered into on September 15, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible promissory notes and to adjust the fair value as of each subsequent balance sheet date. At the inception of the convertible note, the Company determined a fair value of $158,035 of the embedded derivative. The fair value of the embedded derivative was determined using intrinsic value.

The initial fair value of the embedded debt derivative of $158,035 was allocated as a debt discount and derivatives liability.

The fair value of the described embedded derivative of $298,771 at September 30, 2014 was determined using the Black-Scholes Model with the following assumptions:

	$55,000 Convertible Note	$105,000 Convertible Note
(1) risk free interest rate of:	0.58%	0.58%
(2) dividend yield of:	0.00%	0.00%
(3) volatility factor of:	251.54%	251.54%
(4) an expected life of the conversion feature of:	2 years	1 year
(5) estimated fair value of the company’s common stock of:	$0.29	$0.29

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $140,736 for the period ended September 30, 2014.

During the three and nine months ended September 30, 2014, the Company amortized $5,403 of debt discount to current period operations as financing expense.

Activity for the derivative liability- convertible note during the nine months ended September 30, 2014 was:

	December 31, 2013	Activity During the Period	Increase (decrease) in Fair Value	September 30, 2014
Derivative convertible notes	$-	$158,035	$140,736	$298,771
Total	$-	$158,035	$140,736	$298,771

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

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

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

During the periods ended September 30, 2014 and December 31, 2013, by mutual understanding, approximately $717,900 and $600,000, respectively, the excess funds available, after all mining operations expenses are paid, is retained by the Seller and offset against the Company’s obligations to him under the purchase agreements.

As of September 30, 2014 and December 31, 2013, the balance outstanding from accrued liabilities- mine acquisition affiliate was $1,035,705 and $1,711,610, respectively. As of September 30, 2014 and December 31, 2013, the balance outstanding from promissory notes affiliate associated with the Debt Restructuring Agreement was $1,951,425.

During the periods ended September 30, 2014 and December 31, 2013, the Company earned $-0- and $9,600, respectively, from the affiliate transaction included in statement of operations under line item “contract processing revenue”.

During the periods ended September 30, 2014 and December 31, 2013, the Company incurred and paid approximately $3,000 and $46,000, respectively, to the Seller for operational activities that are included in statement of operations under line item “costs applicable to sales”.

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

During the three months ended September 30 2014, Mr. Ollquist provided working capital loans for operations of $74,530, which have been classified as shareholder loans.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

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

During the period ended September 30, 2014, in order to timely take advantages of business opportunities in Indonesia, the Company processed a number of transactions through bank accounts of a related party. The Company has now established its own banking relationships and the Company has stopped using the bank accounts of a related party.

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

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 13 - INCOME TAXES (Continued)

The Company has cumulative undistributed earnings from its foreign subsidiaries of approximately $377,000 and $439,000 as of September 30, 2014 and December 31, 2013, respectively, which is included in the consolidated retained earnings and will continue to be indefinitely reinvested in the Company’s Indonesia operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The components of income (loss) before income tax consist of the following:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
U.S. Operations	$(1,012,908)	$(2,876,596)
Hong Kong Operations (Interich)	(797)	(1,625)
Indonesia Operations (PT Puncak)	376,769	501,360
Total	$(621,896)	$(2,376,861)

The components of the provision (benefit) for income taxes are as follows (presented to the nearest thousand):

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Federal, State and Local	$-	$-
Indonesia income tax	55,000	63,000
Total	$55,000	$63,000

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 13 - INCOME TAXES (Continued)

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (presented to the nearest thousand):

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Income tax provision at federal statutory rate	$(217,000)	$(808,000)
State income taxes, net of federal benefit	-	-
Permanent differences	-	600,000
U.S. tax rate in excess of foreign tax rate	(81,000)	(107,000)
U.S. valuation allowance	243,000	378,000
Tax provision	$55,000	$63,000

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at September 30, 2014 expiring through the year 2034. Management estimates the NOL as of September 30, 2014 to be approximately $6,435,000. The utilization of our NOL’s will be significantly limited because of a change in ownership as defined under Section 382 of Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. We are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax asset as of September 30, 2014 and December 31, 2013 are as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Total deferred tax asset - from NOL carry forwards	$2,188,000	$1,378,000
Valuation allowance	(2,188,000)	(1,378,000)
Deferred tax asset, net of allowance	$-	$-

During the quarter ending September 30, 2014, the valuation allowance was increased by approximately $810,000 from December 31, 2013.

NOTE 14 - SUBSEQUENT EVENTS

Loans

On November 14, 2014, the Company secured a convertible promissory note for $150,000. The note matures on February 14, 2015 and includes an original issue discount of $30,000 that will immediately classified as interest expense. The note bears interest at the rate of 10% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at after a default into common stock of the Company. The rate of conversion is 60% of the three lowest variable weighted average prices of the Company’s stock for the 20 trading days before the conversion date. If the Company repays the note on or before February 14, 2015, it will be repaid at its face amount plus any accrued interest. If the Company repays the note thereafter, the face amount of the note shall increase to 125% of the face amount. The Company also issued the note holder 130,000 restricted shares of the Company’s common stock. Further, the Company issued 1,000,000 warrants expiring in one year and 500,000 expiring in three years. Both warrants have an exercise price of $0.3778 and do not have a cashless exercise provision. The exercise price shall be adjusted for stock splits, certain dividends and distributions, and mergers and reorganizations.

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

In December 2013, through Kalabat, the Company finalized the purchase of a gold mining property for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. The acquired property, with the project name of Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo’s other gold mining properties, Ratatotok. Ratatotok South was purchased with assets including a stockpile of ore on site ready for processing, as well as significant infrastructure and equipment. Borneo began supplemental excavation and initial production during the first quarter 2014. As of September 30, 2014 and December 31, 2013, the balance outstanding from accrued liabilities- mine acquisition other was $110,000.

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

Raw Materials, Principal Suppliers and Customers

We are not dependent on any principal suppliers nor raw materials in our current business operations. Although there are many available customers, for the quarter ended September 30, 2014 two customers accounted for 100% of total revenue from gold sales.

Competitive Factors

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties or properties containing reserves of gold, coal and precious metals. Many of these companies have greater financial resources, operational experience and technical capabilities than us.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Sales	$441,327	$421,371	$1,223,883	$634,010
Contract Processing	105,600	86,400	261,600	86,400
	546,927	507,771	1,485,483	720,410
Costs and expenses
Costs applicable to sales	317,173	215,592	887,723	310,263
Depreciation	9,716	6,944	28,234	9,259
General and administrative	342,081	204,313	865,347	584,964

Operating loss	(122,043)	80,922	(295,821)	(184,076)

Other income (expense)
Interest income	1	35	12	39
Interest expense	(54,113)	(13,042)	(141,165)	(25,004)
Amortization of debt discount	(5,403)	-	(5,403)	-
Loss on change in fair value of notes derivative liability	(140,736)	-	(140,736)	-

Income (loss) before provision for income taxes	(322,294)	67,915	(583,113)	(209,041)

Provision for income taxes:
Current	(23,243)	-	(53,823)	-
Deferred	-	-	-	-
Total income taxes	(23,243)	-	(53,823)	-

Net loss	(345,537)	67,915	(636,936)	(209,041)

Net income attributable to noncontrolling interests	16,271	26,714	37,677	37,730

Net loss attributable to Borneo shareholders	$(361,808)	$41,201	$(674,613)	$(246,771)

Revenues. The Company generated revenues of $1,485,483 for the nine months ended September 30, 2014, compared with $720,410 for the nine months ended September 30, 2013. Revenues for the three months ended September 30, 2014 increased from the three months ended September 30, 2013. The increases were a result of increased production Talawaan. Gross margins were also down from prior quarters as a result of the poor conditions and the ongoing development of mining operations and revenue generation at Ratatotok South during 2014. We expect quarterly revenues and operating income to continue increase in the subsequent quarters as better weather conditions continue to improve and expansion of operations at Ratatotok South will increase revenues and productivity.

Costs Applicable to Sales. The cost applicable to sales is for labor and other costs incurred in mining and processing the gold. Miners at Talawaan are compensated based on sales of the gold produced on the property net of processing expenses. Costs applicable to sales increased in both the three and six months ended September 30, 2014 due to the production at Ratatotok South. Production costs at Ratatotok South included additional costs to cover the initialization of mining operations and production.

General and Administrative Costs and Expenses. General and administrative costs and expenses consisted primarily of compensation for our officers and consultants. The increase in general and administrative costs and expenses for the three and nine months ended September 30, 2014 over the three and nine months ended September 30, 2013, is primarily due to costs and expenses for Puncak which was acquired in June 2013.

Net Interest Expense. Net interest expense increased in both the three months and nine months ended September 30, 2014 over the comparable periods in 2013 as a result of the utilization of debt to fund operations.

Liquidity and Capital Resources

Cash Flows for the nine months ended September 30, 2014

On September 30, 2014, we had a working capital deficit of $5,065,193 and stockholders’ equity of $1,187,024. We had cash equivalents of $226,560. Cash use in operating activities was $723,663 for the nine months ended September 30, 2014 and a net loss of $636,936 for the same period. During the nine months ended September 30, 2014, cash used by investing activities was $19,214 as a result of investments in fixed assets. Cash provided by financing activities for the nine months ended September 30, 2014 was $960,652 and came primarily from the issuance of promissory notes from related parties.

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

On June 10, 2013, the Company entered into purchase agreements for the Talawaan Property, for an aggregate purchase price of $5,000,000, and the Ratatotok Property, for an aggregate purchase price of $2,000,000, by and among the Company, Kalabat and Sanding Longdong, an affiliate. These replaced purchase agreements previously entered into by the Company. The aggregate purchase price for the Talawaan Property and Ratatotok Property is $7,000,000. As of September 30, 2014 and December 31, 2013, the balance outstanding from accrued liabilities- mine acquisition affiliate was $1,035,705 and $1,711,610, respectively. As of September 30, 2014 and December 31, 2013, the balance outstanding from promissory notes affiliate associated with the acquisition was $1,951,425.

On December 11, 2013, under the terms of an Asset Purchase Agreement, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 8.6 hectare currently non-producing gold mining property for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. The acquired property, with the project name of Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo's other gold mining properties, Ratatotok. As of September 30, 2014 and December 31, 2013, the balance outstanding from accrued liabilities- mine acquisition other was $110,000.

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

On June 6, 2014, the payment terms of the agreement to purchase Ratatotok Southeast were amended for a renegotiation fee of $10,000. Under the terms of the amendment the seller acknowledged the receipt of $45,000, and in addition to the renegotiation fee of $10,000, the Company has agreed to make payments of $65,000 by June 20, 2014 and $150,000 by July 31, 2014. As of September 30, 2014 and to date, the balance outstanding from accrued liabilities- mine acquisition other was $154,655.

Financing

During the year ended December 31, 2013, the Company secured $32,500 in loans in the form of short-term promissory notes from non-affiliated third parties. During the same period three loans with principal totaling $6,000 was repaid. On March 28, 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note for shares of common stock of the Company. See discussion Note 8 Capital Stock. From January 1, 2014 through September 30, 2014, the Company secured $46,500 in loans in the form of short-term promissory notes from non-affiliated third parties. The promissory notes have a term of ninety days to six months and pay compound interest of five percent per annum and vehicle financing for mining operations of $28,309. As of September 30, 2014 and December 31, 2013, the balance outstanding from short term promissory notes- other was $106,404 and $57,500, respectively.

From November 9, 2012 through February 7, 2013 the Company secured $22,000 in loans in the form of short-term promissory notes from related parties. The promissory notes range from thirty days to 90 days and pay compound interest of five percent per annum. Under the terms of the short-term promissory notes, the Company is not in default. See the discussion Note 12 Related Party Transactions. As of September 30, 2014 and December 31, 2013, the balance outstanding from short-term promissory notes-related party was $22,000.

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

During the periods ended September 30, 2014 and December 31, 2013, the Company secured $868,843 and $415,094, respectively, in loans from related parties in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. See the discussion Note 12 Related Party Transactions. As of September 30, 2014 and December 31, 2013, the balance outstanding from long-term promissory notes-other was $355,216.

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

On September 15, 2014, the Company secured a convertible promissory note of $55,000. The note matures on September 14, 2016 and includes an original issue discount of 10% that was immediately classified as interest expense. There is zero interest if the note is repaid within 90 days. If the note is not repaid within 90 days, then a one-time interest charge of 12% will be added to the loan. The holder has the option to convert any balance of the loan unpaid at any time at a conversion price of the lesser of $0.32 or 60% of the lowest trade price in the 25 trading days previous to the conversion. In the case that the conversion shares are not deliverable by DWAC and additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit and additional 5% discount shall apply. Under the terms of the convertible promissory note, the Company is not in default.

On September 15, 2014, the Company secured a convertible promissory note of $105,000. The note matures on September 30, 2015 and includes an original issue discount of approximately 4.76% that was immediately classified as interest expense. The note bears interest at the rate of 8% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of the loan unpaid at any time at a conversion price of the lower of 50% of the lowest traded price during the 20 trading days prior to the election to convert or 50% of the bid price on the day of the conversion notice. In the case that the conversion shares are not deliverable by DWAC and additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit and additional 5% discount shall apply. Under the terms of the convertible promissory note, the Company is not in default.

On September 19, 2014, the Company secured a convertible promissory note for $50,000. The note matures on September 10, 2015 and includes an original issue discount of $2,500 that was immediately classified as interest expense. The note bears interest at the rate of 8% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at after a period of 180 days or thereafter, into common stock of the Company. The rate of conversion is 60% of the lowest closing bid price of the 10 trading days prior to the election to convert. If the Company repays the note within the first 180 days after issuance, it will be repaid at 135% of the face amount plus any accrued interest. The note may not be repaid after 180th day. The Company also issued a second note to the issuer for $50,000, which was paid for by the issuance of an offsetting $50,000 note issued by the issuer to the Company. If the Company repays the promissory note by its maturity, both the second note and the offsetting note will be cancelled. Otherwise, the second note shall be convertible (at the same terms as the original note). Under the terms of the convertible promissory note, the Company is not in default.

On September 22, 2014, the Company secured a convertible promissory note for $50,000. The note matures on September 10, 2015 and includes an original issue discount of $2,500 that was immediately classified as interest expense. The note bears interest at the rate of 8% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at after a period of 180 days or thereafter, into common stock of the Company. The rate of conversion is 60% of the lowest closing bid price of the 10 trading days prior to the election to convert. If the Company repays the note within the first 180 days after issuance, it will be repaid at 135% of the face amount plus any accrued interest. The note may not be repaid after 180th day. The Company also issued a second note to the issuer for $50,000, which was paid for by the issuance of an offsetting $50,000 note issued by the issuer to the Company. If the Company repays the promissory note by its maturity, both the second note and the offsetting note will be cancelled. Otherwise, the second note shall be convertible (at the same terms as the original note). Under the terms of the convertible promissory note, the Company is not in default.

On September 24, 2014, the Company secured a convertible promissory note for $115,000. The note matures on June 23, 2016 and includes an original issue discount of $10,000 that was immediately classified as interest expense. The note bears interest at the rate of 10% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The holder has the option to convert any balance of the loan unpaid at any time at a conversion price of $0.50. The Company also issued two additional notes to the issuer totaling $150,000, which was paid for by the issuance of two offsetting notes totaling $150,000 issued by the issuer to the Company. If the Company repays the promissory note by its maturity, both the additional notes and the offsetting notes will be cancelled. Otherwise, the additional notes shall be convertible (at the same terms as the original note). Under the terms of the convertible promissory note, the Company is not in default.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statement, the Company has accumulated a deficit of $6,096,220 as of September 30, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

Inventories

Product inventories are valued at the lower of average production cost and net realizable value. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after an allowance for further processing costs. Finished goods inventory, characterized as concentrate, is valued at the lower of average production cost and net realizable value. Materials and supplies are valued at the lower of cost and replacement cost. The inventory on hand was $-0- at September 30, 2014 and December 31, 2013.

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

The impairment expenses was $-0- during the periods ended September 30, 2014 and December 31, 2013.

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

The reclamation expenses was $-0- during the periods ended September 30, 2014 and December 31, 2013.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, cash consists of a checking account and money market account held by financial institutions.

Prepaid Project Expenses

The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments. When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described above in Mining Properties, Plant and Equipment.

The project deposit $-0- and $15,000 at September 30, 2014 and December 31, 2013, respectively.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic income or loss per share has been computed by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. All of the shares issuable upon conversion of the notes payable and exercise of warrants had exercise prices greater than the average market price of the Company’s common stock during the periods ended September 30, 2014 and December 31, 2013 and are excluded from the calculation of diluted net income per share because their effect is anti-dilutive. Shares issuable upon conversion of the notes payable and exercise of warrants has been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

For the periods ended September 30, 2014 and December 31, 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities. The August 6, 2013, November 11, 2013 and November 22, 2013 convertible promissory notes have a variable conversion feature that did not become effective until February 2014, April 2014, and June 2014 respectively. The August 6, 2013, November 11, 2013 and November 22, 2014 convertible promissory notes were repaid on January 30, 2014, March 28, 2014 and June 2, 2014, respectively.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that the warrants outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 10 Commitments and Contingencies for discussion of the impact the derivative financial instruments had on the Company’s unaudited condensed consolidated financial statements and results of operations.

Significant Level 3 inputs used to calculate the fair value of the warrants and derivative notes include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the anti-dilution provision. See Note 9 Warrants for further discussion.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014. There were no transfers of financial assets between levels during the nine months ended September 30, 2014.

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2014
	2014	Level 1	Level 2	Level 3

Derivative liability – Notes	$298,771	$-	$-	$298,771

The Company did not identify any other assets and liabilities that are required to be presented on the unaudited condensed consolidated balance sheet at fair value.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2013.

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

As of September 30, 2014 and December 31, 2013, the Company did not have any issued and outstanding stock options.

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

For the periods ended September 30, 2014 and December 31, 2013 two customers accounted for 100% of total revenue.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has not incur any research and development expenses through September 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2014, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our unaudited consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Index to Exhibits

31	Certification of Principal Executive Officer and Principal Financial Officer under Rule 13(a) — 14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. Section 1350

EX-101.INS**	XBRL Instance Document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

__________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of November 2014.

BORNEO RESOURCE INVESTMENTS LTD.

By:	/s/ Nils A. Ollquist
Nils A. Ollquist
Chief Executive Officer
Principal Executive Officer and Principal Financial Officer

