Form 10-K
period 2014-12-31
Borneo Resource Investments Ltd.
filed 2015-04-15
CIK 1355732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-54707

BORNEO RESOURCE INVESTMENTS LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-3724019
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11/F, Admiralty Centre, Tower 2, 18 Harcourt Road, Admiralty, Hong Kong

(Address of principal executive offices)

852-9377-6536

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $20,417,101.

As of March 31, 2015, the registrant had 76,179,892 shares of common stock outstanding.

BORNEO RESOURCE INVESTMENTS LTD.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Information

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “began,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause actual results to differ from these forward-looking statements include, but are not limited to:

•	adverse economic conditions;

•	changes in the price of coal, gold or other minerals;

•	a change in the estimate of minerals on our concessions;

•	our inability to extract minerals from our properties;

•	changes in Indonesian law;

•	counterparty’s default in any of our agreements

•	our ability to acquire funding; and

•	weather conditions in Indonesia.

This list is not exhaustive of the factors that may affect our forward-looking statements. For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. We do not undertake any obligation to update any forward-looking statement, relating to the matters discussed in this report, except to the extent required by applicable securities laws.

PART 1

Item 1. Business

Corporate History

Borneo Resource Investments Ltd., (“Borneo” or the “Company”) was organized on June 14, 2004 under the laws of the State of Nevada as “Acme Entertainment, Inc.” On July 21, 2005, the Company changed its name to “INQB8, Inc.” On November 4, 2005, in connection with a merger with Aventura Resorts, Inc., a privately held Washington company, the Company changed its name to “Aventura Resorts, Inc.” The Company’s business plan then was to develop upscale resort communities for motorhome owners. The Company entered into several agreements to acquire resort properties, but was unable to obtain the attempted financing to complete the contemplated purchases.

On July 13, 2011, in anticipation of the merger with Interich International Limited (“Interich”), a British Virgin Islands Company, the Company changed its name to Borneo Resource Investments Ltd. On August 1, 2011, the Company merged with Interich via a merger subsidiary that the Company created for the merger. Interich was an inactive corporation with no significant assets or liabilities from its inception on September 22, 2009 until the date of the merger. The transaction was accounted for as a reverse merger, and Interich was the acquiring company on the basis that Interich’s senior management became the entire senior management of the post-merger entity and there was a change of control of Borneo. While the transaction was accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of Borneo’s capital structure.

In anticipation of the closing of the merger with Interich, on July 13, 2011, the Company effected a 100-to-1 reverse stock split of its issued and outstanding shares of common stock. The Company had 3,167,269 shares outstanding immediately following the reverse stock split. In addition, the Company’s authorized capital stock was changed to a total of 500,000,000 shares of capital stock, with a par value of $0.001 per share, consisting of 400,000,000 shares of common stock and 100,000,000 shares of preferred stock.

In connection with the merger, Borneo issued 60,178,073 shares of the Company’s common stock to stockholders of Interich. In addition, holders of convertible notes issued by the Company exchanged their notes for 6,154,860 shares of the Company’s common stock.

On June 10, 2013, effective June 1, 2013, the Company, Nils Ollquist, the Company’s Chief Executive Officer entered into agreements with Carlo Muaja, a member of the Company’s Board of Directors, Grace Sarendatu, and Masye Solung to purchase PT Puncak Kalabat, an Indonesia corporation (“Kalabat”). Pursuant to the agreements, Nils Ollquist acquired 45,000 shares of Kalabat, 90% of the shares of Kalabat outstanding, for IDR 45 million, approximately US$4,500, and will transfer such shares of Kalabat to the Company for $4,500 upon the Company’s receiving of the approval by the Indonesian Investment Coordinating Board (“BKPM”). Until then, Mr. Qllquist agreed to hold the shares of Jaya Emas in a trust for the benefit of the Company. As the trustee, Mr. Ollquist votes the shares in accordance with the instructions from the Company, and if and when Kalabat declares a dividend or distributes liquidation payments, Mr. Ollquist will deliver such amounts to Borneo HK within 10 business days after receipt. The Company is still in the process of obtaining the required approval from BKPM.

On May 27, 2014, Nils Ollquist, the Company’s Chief Executive Officer established Borneo Resource Investments Ltd., (“Borneo HK”) in Anguilla. On June 18, 2014, Mr. Ollquist, transferred the only outstanding share of Borneo HK to the Company and as a result, Borneo HK became a wholly owned subsidiary of the Company.

On December 10 2014, Borneo HK and Shellbridge Group Limited, a British Virgin Islands company (“Shellbridge”) acquired all of the outstanding shares of PT Borneo Jaya Emas, a company established under the laws of the Republic of Indonesia on October 16, 2014 (“Jaya Emas”). On the same day, Borneo HK entered into agreements to purchase the shares of Jaya Emas that Shellbridge then held for $3,000. The transfer of such shares is subject to the approval by the BKPM. Borneo HK obtained the required approval from BKPM on February 17, 2015. Shellbridge held the shares of Jaya Emas in a trust for the benefit of Borneo HK during the time when Borneo HK was obtaining the required approval. The shares are now in the process of being transferred to Borneo HK from Shellbridge, after which, Borneo HK will hold 100% of the equity interest of Jaya Emas. Jaya Emas is our principal vehicle in Indonesia to hold assets and conduct operations.

Our Business

Borneo is currently engaged in mineral exploration activities in Indonesia. We are in the exploration state. Our vision is to develop a portfolio of precious metal resource assets in Indonesia, with gold mines as our current focus. Our strategy is largely driven by the long term demand for precious metals arising from China and India.

We control some mining properties through our subsidiaries Kalabat and Jaya Emas. These properties do not have known reserves. We currently do not have detailed exploration plans with respect to our mining properties. We are assessing funding opportunities and intend to develop comprehensive exploration plans when sufficient funds are available.

Our main operational activities have been small-scaled exploration at some of these properties. In 2013 and 2014, we generated $1,141,408 and $1,530,287 from selling gold that was retrieved from the exploration of those properties and processing of third parties’ gold ore at our facilities, respectively.

Our principal executive offices are located at 11/F, Admiralty Centre, Tower 2, 18 Harcourt Road, Admiralty, Hong Kong and our telephone number is (852) 9377-6536.

Gold Mining Properties

Through Kalabat and Jaya Emas, we acquired control of two gold mining properties, Ratatotok South and Ratatotok Southeast, respectively, in the North Sulawesi area of the Indonesian archipelago, a gold rich area where traditional, small scale mining has yielded high levels of ore concentration from reef structures which were first identified by Newmont Mining over 20 years ago. These two properties do not have known reserves.

Ratatotok South

On December 11, 2013, Kalabat acquired the Ratatotok South property, an approximately 8.6 hectare non-producing gold mining property for $250,000. The Company has paid approximately $140,000 of the purchase price for this property and is negotiating a payment schedule with the seller for the unpaid balance. The Ratatotok South property is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo’s other gold mining properties, Ratatotok. Ratatotok South was purchased with assets including a stockpile of ore on site ready for processing, as well as significant infrastructure and equipment. We have yet to develop a detailed exploration plan with the Ratatotok South property and intend to do that when we have sufficient funds. Until then, we have been conducting small-scale exploration at the Ratatotok South property since the beginning of 2014. We believe that there have not been any surface disturbances or contamination issues found on the surface or in the groundwater due to historical mining activities. Currently, there is no sample collection, sample preparation, and the analytical procedures used to develop quality estimate or grade of the gold retrieved from this property.

Ratatotok Southeast

On January 11, 2014, Kalabat entered into an agreement to acquire the Ratatotok Southeast propety, an approximately 14.7 hectare non-producing gold mining property for $250,000, including an initial $15,000 payment in cash and four subsequent payments of $100,000, $50,000, $50,000 and $35,000 respectively. On June 6, 2014, the agreement was amended for a renegotiation fee of $10,000. Under the terms of the June 6, 2014 amendment, the seller acknowledged the receipt of $45,000, and, in addition to the renegotiation fee of $10,000, Kalabat agreed to make payments of $65,000 by June 20, 2014 and $150,000 by July 31, 2014. On August 12, 2014, the agreement was further amended to reduce the size of the property being acquired to be 7.1 hectares and the purchase price to be $150,000. On October 16, 2014, Jaya Emas entered into an agreement with the same seller that provides for Jaya Emas’ acquisition of the same 7.1 hectares land for approximately $69,000. The seller issued a statement letter confirming that, the payments received by him, in a total amount of approximately $150,000, have settled the purchase price in full for the 7.1 hectares land acquired by Jaya Emas.

Ratatotok Southeast, is located in the central section of a well-established gold reef structure. It is situated adjacent to two other Borneo gold properties, Ratatotok and Ratatotok South, located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. We plan to begin exploration of this property in the second quarter of 2015.

Facilities at Ratatotok South and Ratatotok Southeast

Ratatotok South and Ratatotok Southeast properties are located 20 minutes of drive east of the village of Ratatotok, approximately 3 hours of drive west of Manado which is the regional capital of North Sulawesi and lies on a gold reef formation which runs from east to west from the coast. Both Ratatotok South and Ratatotok Southeast properties have fully functional heap leach production facilities, including carbon filtration, tailing ponds, leach pads and associated infrastructure, and power and water supplies. A 4-wheel drive vehicle is recommended to gain access to the lesser-maintained dirt roads and trails. The gold reef, which runs through unprotected forested property, is extensive and easily accessible from the surface to a depth of 20 to 250 meters with little or no overburden along most of its length. The ore is excavated using mechanized excavators, which load dump trucks that transport the gold ore to leach pads. Then the chemical heap leaching process is run for two to three weeks till the ore has been transferred to carbon pellets and then the carbon is processed to the final gold product. The licensing and production of final gold product is accomplished through a partnership with a local group called the Ratatotok Kompersi, which holds the mining license from the Tenggra Minahasa Regency. There are no conditions that must be met in order to retain the title to the two properties. No drilling program or reserve analysis has been undertaken on these two properties so there is no known reserve. There can be no assurance of the continued presence of gold ore in the volcanic mineralization reef on which the property is located.

Impaired Gold Mining Properties: Talawaan and Ratatotok

We acquired the Talawaan property for $5,000,000 in June 2013. The Talawaan property is located in Talawaan City of North Minahasa Regency, North Sulawesi Province, close to the regional capital, Manado, and lies on a gold reef formation which runs for approximately 20km (12 miles) on an east/west axis.

We acquired the Ratatotok property for $2,000,000 in June 2013. The Ratatotk property is located near the village of Ratatotok, North Sulawesi Province, approximately 3 hours east of the regional capital of Manado and lies on a gold reef formation which runs east to west from the coast.

In the fourth quarter of 2014, the Company stopped receiving any financial information or documentation with respect to the production activities at the Talawaan property and the Ratatotok property. Attempts to communicate with operational personnel were unsuccessful. The Company ceased to book revenue from these properties from October 1, 2014. Against the background of the above, Management deemed it prudent to make a 100% provision against the carrying value of both properties in 2014. As a result, the Company has incurred an impairment charge of approximately $7 million. Associated accrued liabilities of approximately $3 million due to the seller of the properties remained on the balance sheet as of December 31, 2014, which will be written back if and when such liabilities are extinguished.

Having recognized the issues with the Talawaan and Ratatotok properties in the fourth quarter of 2014, management has since ceased investing any additional funds and instead focused on the exploration of the Ratatotock South property and planning future exploration at the Ratatotok Southeast property.

The wholly owned subsidiary, Jaya Emas, has now become our principal vehicle in Indonesia to hold assets and conduct operations. We are actively assessing opportunities to acquire additional gold properties, both by way of land purchases or exploration and production license purchase.

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

Seasonality

The overall operations and financial performance of our Indonesian operations are impacted by seasonality. The volume of gold production tends to decrease from November to March due to heavy rains and muddy conditions that may lead to flooding and an inability to mine and process gold. Our mining operations are also affected by religious holidays that are usually observed in Indonesia in July.

Competitive Factors

The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties or properties containing precious metals or coal reserves. Many of these companies have greater financial resources, operational experience and technical capabilities than us. It is our goal to develop a “land bank” of assets to buy and sell assets and mine precious metals and coal with strategic partners, which should allow us to source precious metals and coal from our properties to purchasers quickly and efficiently. It is the Company’s intention to identify strategic partners to coordinate construction of mining infrastructure for concessions acquired. Ultimately, it is the Company’s intention to identify and negotiate with strategic partners to coordinate and pay for feasibility studies, construction of mining infrastructure and mining operations for concessions acquired. By working with select strategic partners and using limited recourse project financing, we anticipate we will be able to compete with larger companies with greater resources.

Raw Materials, Principal Suppliers and Customers

We are not dependent on any principal suppliers for raw materials in our current business operations. For the year ended December 31, 2014, two customers accounted for 100% of total revenue.

Government Regulations

On January 12, 2009, Law No. 4 of 2009 on Mineral and Coal Mining (the “Mining Law”) came into effect. The Mining Law replaced Law No. 11 of 1967 and made significant changes to Indonesia’s mining regulatory regime which operated for more than 40 years.

The Mining Law now provides for new forms of mining rights known as:

•	Mining Business Permits (Izin Usaha Pertambangan – IUP) –permits for conducting a mining enterprise; and

•	Special Mining Business Permits (Izin Usaha Pertambangan Khusus – IUPK) – permits for conducting a mining enterprise within a specific area.

There are two types of Mining Business Permits:

•	An Exploration IUP, which authorizes the holder to conduct general survey, exploration and feasibility studies; and

•	Production Operation IUP, which authorizes the holder to conduct construction, mining, processing and purification, hauling and selling.

A company must obtain a Special Mining Business Permit before receiving a Mining Business Permit. In granting a Special Mining Business Permit in a specific area, factors including, geographic location, conservation principles, environmental supporting ability, optimization of coal and/or mineral resources and level of population density, are considered. Borneo has not obtained a Special Mining Business Permit or a Mining Business Permit.

We expect foreign investment in the Indonesian mining industry to increase on the back of continued efforts by the government to improve the country's regulatory framework as it seeks to increase revenues derived from mining activities. In compliance with Indonesian regulations, the Company is filing a foreign investment approval application for all concession acquisitions in Indonesia.

Environmental Regulations

On October 3, 2009, the Indonesian Government passed Law No. 32 of 2009 regarding Environmental Protection and Management (the “Environmental Law”), replacing Law No. 23 of 1997 on Environmental Management (the “Old Environment Law”). Under the Environmental Law, every business activity having significant impact on the environment (like mining operations) is required to carry out an environmental impact assessment (known as an AMDAL). Based on the assessment of the AMDAL by the Commission of AMDAL Assessment, the Minister, Governor, or Mayor/Regent (in accordance with their respective authority) must specify a decree of environmental feasibility. The decree of environmental feasibility is used as the basis for the issuance of an environmental license by the Minister, Governor, or Mayor/Regent (as applicable). The environmental license is a pre-requisite to obtaining the relevant business license. One of the business activities that must have an AMDAL is the exploitation of mineral resources. Borneo has not obtained an environmental license or conducted an AMDAL.

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

Further details regarding AMDAL requirements are set out in Government Regulation No. 27 of 1999 on Environmental Impact Assessment, which is the implementing regulation of the Old Environment Law. Under the Old Environment Law and its implementing regulations, an AMDAL document should consists of several components, namely: (a) a framework of reference document used to establish the framework for the AMDAL (KA-ANDAL); (b) an environmental impact analysis report (ANDAL); (c) an environmental management plan (RKL); and (d) an environmental monitoring plan (RPL). Although the components of an AMDAL have not been specified, the Environmental Law stipulates that an AMDAL document must contain the following: (a) an assessment of the impact of the business activities plan; (b) an evaluation of the activities in the area surrounding the location of the business; (c) feedback from the community on the business activities plan; (d) an estimation of the impact and significance of the impact that may occur if the business activities plan is implemented; (e) a holistic evaluation of the impact that may occur to determine the environmental feasibility; and (f) an environmental management and monitoring plan. In addition to the foregoing, Article 4 of the Regulation of the Environmental Minister No. 16 of 2012 concerning the Guidance for the Construction of Environmental Documents provides that AMDAL document must contain (a)Reference Framework; (b) Environmental Impact Analysis Report (ANDAL); and (c) Environmental Management Plan (RKL) and Environmental Monitoring Plan (RPL).

In addition to the requirement to obtain an environmental license, every business and/or activity that has the potential to cause a significant impact on the environment, a threat to the ecosystem and life, and/or human health and safety must also conduct an environmental risk analysis. A number of other regulations also apply to mining operations, requiring operators to obtain licenses for the disposal of waste and toxic or hazardous materials. Borneo has not obtained these licenses.

Employees

We have approximately 12 employees at our Indonesian mining operations, including administrative and processing personnel.

Three key executive officers, namely our Chief Executive Officer, Chief Financial Officer, and Managing Director – Asia, are independent contractors. Our officers spend in excess of 40 hours per week working on the Company’s operations. We are heavily dependent on the continued active participation of these executive officers. The loss of any of the senior management could significantly and negatively impact the business until adequate replacements can be identified and put in place. We have engaged a local Indonesian geologist as an independent consultant and plan to engage other independent contractors in connection with the exploration of our properties, such as drillers, geophysicists, geologists and other technical disciplines from time to time.

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company and are not required to provide the information under this item.

Item 2. Properties

Gold Mining Properties

Property	Asset Type	Date of Acquisition	Ownership and Type	Acquisition Cost	Total Area (hectares)
Ratatotok South	Gold	December 2013	100% Perpetual Mining License	$250,000	8.5
Ratatotok Southeast	Gold	January 2014	100% Perpetual Mining License	$150,000	7.1

See “Item 1. Business - Gold Mining Properties” for more details of the above properties.

Office Properties

Our principal offices are located at 11/F, Admiralty Centre, Tower 2, 18 Harcourt Road, Admiralty, Hong Kong. We do not have written lease with respect to this office space. The Company currently pays a monthly rent of about $4,000 for this office space.

On December 4, 2014, Jaya Emas signed a lease for an office in Indonesia. The term of the lease is two years and two months commencing on December 11, 2014. The annual rent is approximately $18,000, with two-month proportional rent payable upon signing the lease and yearly rent payable at the beginning of each one-year period.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results or our properties.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since September 2011, our common stock has been quoted on the OTCQB. Prior to that, between July 2004 and September 2011, our common stock was quoted in the OTC Pink Market. From July 2004 to November 2005, our common stock was quoted under the symbol ACEE. From November 2005 to September 2011, our common stock was quoted under the symbol AVTJ. Since September 2011, our common stock has been quoted under the symbol BRNE. The following table sets forth the range of high and low bid prices per share of the common stock for each of the calendar quarters identified below as reported by the OTC Markets. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year ending December 31, 2014	High	Low
January 1, 2014 to March 31, 2014	$0.53	$0.10
April 1, 2014 to June 30, 2014	0.70	0.13
July 1, 2014 to September 30, 2014	0.70	0.25
October 1, 2014 to December 31, 2014	0.40	0.18

Year ended December 31, 2013:	High	Low
January 1, 2013 to March 31, 2013	$0.95	0.67
April l, 2013 to June 30, 2013	0.87	0.13
July 1, 2013 to September 30, 2013	0.49	0.08
October 1, 2013 to December 31, 2013	0.60	0.10

Holders

As of March 31, 2015, there were approximately 84 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities.

The following sets forth certain information concerning securities which were sold by us without the registration of the securities under the U.S. Securities Act of 1933, as amended (the “Securities Act”) during 2014:

On December 17, 2013 the Company issued 5,000,000 warrants the Company’s Chief Financial Officer at the time and 100,000 warrants to a non-affiliated individual in recognition of services to the Company. The warrants have a term of five years, an exercise price of $.60 per share, and vested on grant. On June 6, 2014, the warrant was amended to extend the Initial Exercise Date to December 17, 2016 for consideration of $15,000 (the “Warrant Amendment”). The terms of the Warrant Amendment provide for the acceleration of the Initial Exercise Date under certain conditions.

In March 2014, the holder of a loan with a principal balance of $30,000 agreed to exchange the principal and interest of $36,029 for 180,146 shares of common stock of the Company at a price of $.20 per share, the market price of the common stock at the close on March 28, 2014. The 180,146 shares of common stock were issued on April 24, 2014.

On April 29, 2014, the Company issued a convertible promissory note for $228,500 to Shellbridge Group Limited. The note matures on January 29, 2015. The note bears interest at the rate of 50% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 65% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 30% of the average of the lowest trading prices during the 25 trading day period prior to the conversion date. Under the terms of the convertible promissory note the Company is in default. The Company expects that this convertible promissory note be extended.

 On September 15, 2014, the Company issued a convertible promissory note of $105,000 at an original issue discount of approximately 4.76%. The note matures on September 30, 2015. The note bears interest at the rate of 8% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of the loan unpaid, into common stock of the Company, at any time after issuance at a conversion price of the lower of 50% of the lowest traded price during the 20 trading days prior to the election to convert or 50% of the bid price on the day of the conversion notice. The Company may prepay the note at 150% of the face amount plus any accrued interest.

On September 15, 2014, the Company issued a convertible promissory note for $55,000 at an original issue discount of 10% of that was borrowed. The note matures on September 14, 2016. The Company may prepay repays the note within the first 90 days after issuance at no interest; thereafter, a one-time interest at the rate of 12% applies to the note until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lesser of $0.32 or 60% of the lowest trading price in the 25 trading days prior to the conversion. The Company must include all of the shares issuable upon conversion of the note in its first registration statement that it files after the issuance of the note.

On September 18, 2014, the Company issued a convertible promissory note for $115,000. The note matures on June 23, 2016, 21 months after the initial purchase price was delivered. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22%. The holder has the option to convert any balance of principal and interest which is unpaid at any time after issuance, into common stock of the Company. The conversion price per share is $0.50. The note may be prepaid at 125% of the face amount plus any accrued interest.

On September 19, 2014, the Company issued a convertible promissory note for $50,000 at an original issue discount of $2,500. The note matures on September 10, 2015. The note bears interest at the rate of 8% per annum starting September 10, 2014 until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid, into common stock of the Company. The conversion price per share is 60% of the lowest closing bid price of the 10 trading days prior to the election to convert. The note may not be prepaid.

On September 22, 2014, the Company issued a convertible promissory note for $50,000 at an issue discount of $2,500. The note matures on September 10, 2015. The note bears interest at the rate of 8% per annum starting September 10, 2014 until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid, into common stock of the Company. The conversion per share is equal to 60% of the closing bid price of the 10 trading days prior to the election to convert. The note may not be prepaid after 180th day.

On October 22, 2014, the Company issued a convertible promissory note for $105,000 at an original issue discount of $10,000. The note matures on October 22, 2015. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 20% per annum. The holder has the option to convert any balance of principal and interest which is unpaid into common stock of the Company. The conversion price per share is equal to 60% of the lowest trading price within the 20 consecutive trading days prior to a conversion notice. If the Company repays the note within the first 180 days after issuance, it will be repaid at 135% of the face amount plus any accrued interest. The note may not be prepaid after 180th day without the consent of the note holder.

On November 10, 2014, the Company issued a convertible promissory note for $75,000 at an original issue discount of $25,000. The note matures on May 10, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 42% of the lowest intra-day trading price within the 20 days prior to a conversion notice. The note may be prepaid if the note holder does not object to such prepayment.

On November 12, 2014, the Company issued a convertible promissory note for $180,000 at an original issue discount of $30,000. The note matures on March 15, 2015. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The holder has the option to convert after March 15, 2015 or an event of default, any balance of principal and unpaid interest, into common stock of the Company. The conversion price per share is equal to 40% of the average of the three lowest daily VWAPs during the 20 business days immediately preceding a conversion date. The note currently may not be prepaid. Under the terms of the convertible promissory note, as of date of filing, the Company is in default. The Company expects that this convertible promissory note be extended.

On November 20, 2014, the Company issued a convertible promissory note for $104,000. The note matures on August 24, 2015. The note bears interest at the rate of 8% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 58% (representing a discount rate of 42%) multiplied by the Market Price, the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. If the Company repays the note within the first 151 days to 180 days after issuance, it will be repaid at to 140% of the face amount plus any accrued interest. The note may not be prepaid after 180th day.

On December 5, 2014, the Company issued a convertible promissory note for $82,688 at an issue original discount of $4,150. The note matures on December 5, 2015. The note bears interest at the rate of 8% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 65% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received. The Company may prepay at 139% of the face amount plus any accrued interest from the first 121 days to 150 days and at 145% of the face amount plus any accrued interest from the first 151 days to 180 days.

On December 16, 2014, the Company issued a convertible promissory note for $300,000 ($150,000 received in December 2014 and $150,000 received in January 2015) at an original issue discount of $50,000. The note matures on December 16, 2015. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 15% per annum. In addition, upon an event of default, the holder may require the Company to prepay all or a portion of the note at a 120% price of the principal amount and all accrued and unpaid interest. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of (i) 60% of the lowest sales price for the 20 trading days immediately prior to the original issue date; or (ii) 60% of lowest sales price for the 20 days immediately prior to the voluntary conversion date. The Company may prepay the note within the first six months after issuance at 130% of the face amount plus any accrued interest.

On January 10, 2015, the Company issued a convertible promissory note of $75,000 at an original issue discount of $25,000. The note matures on May 10, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at March 10, 2015 or thereafter, into common stock of the Company. The conversion price per share is equal to 42% of the lowest intra-day trading price within the 20 days prior to a conversion notice. The note may be prepaid if the note holder does not object to such prepayment.

On January 28, 2015, the Company issued a convertible promissory note for $55,000 at an original issue discount of $5,000. The note matures on January 15, 2016. The note bears an one-time interest at the rate of 10%. Upon an event of default, any portion of the principal or interest which has not been settled will increase to 120% of that amount immediately prior to the event of default. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of (i) $0.30 per share, (ii) 70% of the lowest sales price for the 20 trading days immediately preceding the date of the conversion notice. If the Company’s stock trades at a price less than $0.10 per share, the conversion price is equal to 60% of the lowest sales price for the 20 trading days immediately preceding the date of the conversion notice. The Company may prepay the note within the first 180-day period after issuance at 145% of the face amount plus any accrued interest. The Company will include on the first registration statement following the issuance of such note all shares issuable upon conversion of the note.

On March 4, 2015, the Company issued a convertible promissory note for $62,500 at an original issue discount of $5,000. The note is due on demand with a 30-day written notice. The note bears interest at the rate of 12% per annum computed on the basis of 360-day year, payable semi-annually, until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. Upon an event of default, any portion of the principal or interest which has not been settled will increase to 120% of that amount immediately prior to the event of default. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of 50% of the average closing bid prices for the five trading days immediately preceding the date of the conversion notice. The Company may prepay the note at any time with a 15-day written notice.

All of the above issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder as a transaction by an issuer not involving a public offering.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Item 6. Selected Financial Data.

We are a smaller reporting company and are not required to provide the information under this item.

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

Our Business

Borneo is currently engaged in mineral exploration activities in Indonesia. We are in the exploration state. Our vision is to develop a portfolio of precious metal resource assets in Indonesia, with gold mines as our current focus. Our strategy is largely driven by the long term demand for precious metals arising from China and India.

We control some mining properties through our subsidiaries Kalabat and Jaya Emas. These properties do not have known reserves. We currently do not have detailed exploration plans with respect to our mining properties. We are assessing funding opportunities and intend to develop comprehensive exploration plans when sufficient funds are available.

Our main operational activities have been small-scaled exploration at some of these properties. In 2013 and 2014, we generated $1,141,408 and $1,530,287 from selling gold that was retrieved from the exploration of those properties and processing of third parties’ gold ore at our facilities, respectively.

Results of Operations

	Years Ended
	December 31, 2014	December 31, 2013

Sales	$1,268,687	$985,408
Contract processing	261,600	156,000
Total revenue	1,530,287	1,141,408

Cost and expenses
Costs applicable to sales	973,524	544,043
Depreciation	44,297	16,203
General and administrative	1,515,700	805,270
Amortization - mining rights	6,950,935	-
Stock based compensation	-	2,113,471

Operating loss	(7,954,168)	(2,337,579)

Other income (expense)
Net interest expense	(388,598)	(39,281)
Amortization of debt discount	(375,247)	-
Derivative liability expense on convertible debt	(1,807,414)	-

Net loss before provision of income taxes	(10,525,428)	(2,376,860)

Provision for income taxes
Current	(78,464)	(62,670)
Deferred	-	-
Total income taxes	(78,464)	(62,670)

Net loss	(10,603,892)	(2,439,530)

Net (loss) income attributable to noncontrolling interests	(669,598)	43,870

Net loss attributable to Borneo stockholders	$(9,934,294)	$(2,483,400)

Revenues. The Company generated revenues of $1,530,287 and $1,141,408 for the years ended December 31, 2014 and 2013, respectively, from sale of gold and processing of third parties’ gold ore at the Company’s facilities.

In the fourth quarter of 2014, the Company stopped receiving any financial information or documentation with respect to the production activities at the Talawaan property and the Ratatotok property. Attempts to communicate with operational personnel were unsuccessful. The Company ceased to book revenue from these properties from October 1, 2014. Against the background of the above, Management deemed it prudent to make a 100% provision against the carrying value of both properties in 2014. As a result, the Company has incurred an impairment charge of approximately $7 million. Since the fourth quarter of 2014, we have only conducted exploration of the Ratatotok South property. We are assessing funding opportunities and intend to develop comprehensive exploration plans with respect to the Ratatotok South and Ratatotok Southeast properties when sufficient funds are available.

Costs Applicable to Sales. The cost applicable to sales is for labor and other costs incurred in mining and processing the gold. Miners are compensated based on sales of the gold produced on the property net of processing expenses. General and administrative consisted primarily of compensation for our officers and consultants.

Amortization – Mining Rights. This relates to the impairment charge for the Talawaan property and the Ratatotok property in the fourth quarter of 2014, as described above.

Net Interest Expense, Amortization of Debt Discount and Derivative Liability Expense on Convertible Debt. Net interest expense increased as a result of the utilization of debt to fund operations. Net interest expense, amortization of debt discount and derivative liability expense on convertible debt were higher in 2014 due to the issuance of our convertible debt described below.

Liquidity and Capital Resources

Cash Flows for the year ended December 31, 2014

On December 31, 2014, we had a working capital deficit of $7,993,681 and stockholders’ deficit of $8,731,832. We had cash equivalents of $119,172. Cash used in operating activities was $1,272,497 for the year ended December 31, 2014, which was the result of a net loss of $10,603,892 principally offset by a non-cash amortization of mining rights of $6,950,935 and derivative liability expense of $1,807,414. During the year ended December 31, 2014, cash used by investing activities was $19,214 and cash provided by financing activities for the year ended December 31, 2014 was $1,402,091, mainly from the issuance of promissory notes.

Cash Flows for the year ended December 31, 2013

On December 31, 2013, we had a working capital deficit of $4,673,290 and stockholders’ equity of $1,743,560. We had cash equivalents of $8,785. Cash used in operating activities was $665,715 for the year ended December 31, 2013 which was the result of a net loss of $2,439,530 principally offset by a non-cash amortization of stock based compensation on the issuance of warrants and common stock of $2,118,471. During the year ended December 31, 2013, cash used by investing activities was $195,000 and cash provided by financing activities for the year ended December 31, 2013 was $868,310, consisting of $49,500 from the sale of our common stock and $818,810 from the issuance of promissory notes.

Financial Position

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Borneo has acquired four gold mining properties, of which two were fully impaired in the fourth quarter of 2014, one has small-scaled exploration, and one have not had exploration. To continue its operations over the next year, the Company needs about $1,400,000 for salaries for their officers and to meet other administrative expenses. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. It will only be able to pursue its expansion of its gold mining exploration if other sources of financing are found. It will only be able to pursue its coal mining operations if they are able to obtain a business partner to conduct coal mining operations. However, there are no assurances that any such financing for either activity can be obtained on acceptable terms and timely manner, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

Financing

During the year ended December 31, 2013, the Company secured $355,216 in loans from a non-affiliated third party in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum.

During the year ended December 31, 2013, the Company secured $415,094 in loans from related parties in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. See the discussion Note 13 Related Party Transactions.

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

During the year ended December 31, 2014, there were $59,000 additions of short term promissory notes- other and $379,219 additions of long term promissory notes- related parties.

On April 29, 2014, the Company issued a convertible promissory note for $228,500 to Shellbridge Group Limited. The note matures on January 29, 2015. The note bears interest at the rate of 50% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 65% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 30% of the average of the lowest trading prices during the 25 trading day period prior to the conversion date. Under the terms of the convertible promissory note the Company is in default. The Company expects that this convertible promissory note be extended.

On September 15, 2014, the Company issued a convertible promissory note of $105,000 at an original issue discount of approximately 4.76%. The note matures on September 30, 2015. The note bears interest at the rate of 8% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of the loan unpaid, into common stock of the Company, at any time after issuance at a conversion price of the lower of 50% of the lowest traded price during the 20 trading days prior to the election to convert or 50% of the bid price on the day of the conversion notice. The Company may prepay the note at 150% of the face amount plus any accrued interest.

On September 15, 2014, the Company issued a convertible promissory note for $55,000 at an original issue discount of 10% of that was borrowed. The note matures on September 14, 2016. The Company may prepay repays the note within the first 90 days after issuance at no interest; thereafter, a one-time interest at the rate of 12% applies to the note until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lesser of $0.32 or 60% of the lowest trading price in the 25 trading days prior to the conversion. The Company must include all of the shares issuable upon conversion of the note in its first registration statement that it files after the issuance of the note.

On September 18, 2014, the Company issued a convertible promissory note for $115,000. The note matures on June 23, 2016, 21 months after the initial purchase price was delivered. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22%. The holder has the option to convert any balance of principal and interest which is unpaid at any time after issuance, into common stock of the Company. The conversion price per share is $0.50. The note may be prepaid at 125% of the face amount plus any accrued interest.

On September 19, 2014, the Company issued a convertible promissory note for $50,000 at an original issue discount of $2,500. The note matures on September 10, 2015. The note bears interest at the rate of 8% per annum starting September 10, 2014 until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid, into common stock of the Company. The conversion price per share is 60% of the lowest closing bid price of the 10 trading days prior to the election to convert. The note may not be prepaid.

On September 22, 2014, the Company issued a convertible promissory note for $50,000 at an issue discount of $2,500. The note matures on September 10, 2015. The note bears interest at the rate of 8% per annum starting September 10, 2014 until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid, into common stock of the Company. The conversion per share is equal to 60% of the closing bid price of the 10 trading days prior to the election to convert. The note may not be prepaid after 180th day.

On October 22, 2014, the Company issued a convertible promissory note for $105,000 at an original issue discount of $10,000. The note matures on October 22, 2015. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 20% per annum. The holder has the option to convert any balance of principal and interest which is unpaid into common stock of the Company. The conversion price per share is equal to 60% of the lowest trading price within the 20 consecutive trading days prior to a conversion notice. If the Company repays the note within the first 180 days after issuance, it will be repaid at 135% of the face amount plus any accrued interest. The note may not be prepaid after 180th day without the consent of the note holder.

On November 10, 2014, the Company issued a convertible promissory note for $75,000 at an original issue discount of $25,000. The note matures on May 10, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 42% of the lowest intra-day trading price within the 20 days prior to a conversion notice. The note may be prepaid if the note holder does not object to such prepayment.

On November 12, 2014, the Company issued a convertible promissory note for $180,000 at an original issue discount of $30,000. The note matures on March 15, 2015. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The holder has the option to convert after March 15, 2015 or an event of default, any balance of principal and unpaid interest, into common stock of the Company. The conversion price per share is equal to 40% of the average of the three lowest daily VWAPs during the 20 business days immediately preceding a conversion date. The note currently may not be prepaid. Under the terms of the convertible promissory note, as of date of filing, the Company is in default. The Company expects that this convertible promissory note be extended.

On November 20, 2014, the Company issued a convertible promissory note for $104,000. The note matures on August 24, 2015. The note bears interest at the rate of 8% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 58% (representing a discount rate of 42%) multiplied by the Market Price, the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. If the Company repays the note within the first 151 days to 180 days after issuance, it will be repaid at to 140% of the face amount plus any accrued interest. The note may not be prepaid after 180th day.

On December 5, 2014, the Company issued a convertible promissory note for $82,688 at an issue original discount of $4,150. The note matures on December 5, 2015. The note bears interest at the rate of 8% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 65% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received. The Company may prepay at 139% of the face amount plus any accrued interest from the first 121 days to 150 days and at 145% of the face amount plus any accrued interest from the first 151 days to 180 days.

On December 16, 2014, the Company issued a convertible promissory note for $300,000 ($150,000 received in December 2014 and $150,000 received in January 2015) at an original issue discount of $50,000. The note matures on December 16, 2015. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 15% per annum. In addition, upon an event of default, the holder may require the Company to prepay all or a portion of the note at a 120% price of the principal amount and all accrued and unpaid interest. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of (i) 60% of the lowest sales price for the 20 trading days immediately prior to the original issue date; or (ii) 60% of lowest sales price for the 20 days immediately prior to the voluntary conversion date. The Company may prepay the note within the first six months after issuance at 130% of the face amount plus any accrued interest.

On January 10, 2015, the Company issued a convertible promissory note of $75,000 at an original issue discount of $25,000. The note matures on May 10, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at March 10, 2015 or thereafter, into common stock of the Company. The conversion price per share is equal to 42% of the lowest intra-day trading price within the 20 days prior to a conversion notice. The note may be prepaid if the note holder does not object to such prepayment.

On January 28, 2015, the Company issued a convertible promissory note for $55,000 at an original issue discount of $5,000. The note matures on January 15, 2016. The note bears an one-time interest at the rate of 10%. Upon an event of default, any portion of the principal or interest which has not been settled will increase to 120% of that amount immediately prior to the event of default. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of (i) $0.30 per share, (ii) 70% of the lowest sales price for the 20 trading days immediately preceding the date of the conversion notice. If the Company’s stock trades at a price less than $0.10 per share, the conversion price is equal to 60% of the lowest sales price for the 20 trading days immediately preceding the date of the conversion notice. The Company may prepay the note within the first 180-day period after issuance at 145% of the face amount plus any accrued interest. The Company will include on the first registration statement following the issuance of such note all shares issuable upon conversion of the note.

On March 4, 2015, the Company issued a convertible promissory note for $62,500 at an original issue discount of $5,000. The note is due on demand with a 30-day written notice. The note bears interest at the rate of 12% per annum computed on the basis of 360-day year, payable semi-annually, until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. Upon an event of default, any portion of the principal or interest which has not been settled will increase to 120% of that amount immediately prior to the event of default. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of 50% of the average closing bid prices for the five trading days immediately preceding the date of the conversion notice. The Company may prepay the note at any time with a 15-day written notice.

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

The Company has earns revenue types from sale of gold as well as contract processing of third party’s gold ore in our production facilities. Revenue from sale of gold is recognized when title and risk of loss is passed on to the customer generally upon manual delivery of product to the customer subject to assurance of collection. Contract processing income is recognized when services are performed and collection is assured.

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

Inventories

Product inventories are valued at the lower of average production cost and net realizable value. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after an allowance for further processing costs. Finished goods inventory, characterized as concentrate, is valued at the lower of average production cost and net realizable value. Materials and supplies are valued at the lower of cost and replacement cost. The inventory on hand was $-0- at December 31, 2014 and 2013.

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

In the fourth quarter of 2014, the Company stopped receiving any financial information or documentation with respect to the production activities at the Talawaan property and the Ratatotok property. Attempts to communicate with operational personnel were unsuccessful. The Company ceased to book revenue from these properties from October 1, 2014. Against the background of the above, Management deemed it prudent to make a 100% provision against the carrying value of both properties in 2014. As a result, the Company has incurred an impairment charge of approximately $7 million.

The impairment expenses was $6,950,935 and $-0- during the year ended December 31, 2014 and 2013.

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

The reclamation expenses was $-0- and $-0- during the year ended December 31, 2014 and 2013.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, cash consists of a checking account and money market account held by financial institutions.

Prepaid Project Expenses

The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments. When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described above in Mining Properties, Plant and Equipment.

The project deposit $-0- and $15,000 at December 31, 2014 and 2013, respectively.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic income or loss per share has been computed by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. All of the shares issuable upon conversion of the notes payable and exercise of warrants had exercise prices greater than the average market price of the Company’s common stock during the period ended December 31, 2014 and 2013 and are excluded from the calculation of diluted net income per share because their effect is anti-dilutive. Shares issuable upon conversion of the notes payable and exercise of warrants have been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

For the periods ended December 31, 2014 and 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument (“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and 2013.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that the warrants outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 11 Commitments and Contingencies for discussion of the impact the derivative financial instruments had on the Company’s consolidated financial statements and results of operations.

Significant Level 3 inputs used to calculate the fair value of the warrants and derivative notes include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the anti-dilution provision. See Note 10 for further discussion.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014. There were no transfers of financial assets between levels during the year ended December 31, 2014.

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2014
	2014	Level 1	Level 2	Level 3

Derivative liability – Notes	$2,834,998	$-	$-	$2,834,998

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2014 and 2013.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Interich and Borneo HK is the Hong Kong Dollar (“HKD”). For financial reporting purposes, HKD were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

The functional currency of Kalabat and Jaya Emas is the Indonesian Rupiah (“IDR”). For financial reporting purposes, IDR were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in the consolidated results of operations. There has been no significant fluctuation in the exchange rate for the conversion of HKD to USD or IDR to USD during the reporting period and after the balance sheet date.

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

As of December 31, 2014 and 2013, the Company did not have any issued and outstanding stock options.

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

For the year ended December 31, 2014 and 2013, two customers accounted for 100% of total revenue, respectively.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses through December 31, 2014.

Reliance on Key Personnel and Consultants

The Company retains our three officers, namely our Chief Executive Officer, Managing Director - Asia and Chief Financial Officer as independent contractors. The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and are not required to provide the information under this item.

Item 8. Financial Statements

BORNEO RESOURCE INVESTMENTS LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Borneo Resource Investments Ltd.

Admiralty, Hong Kong

We have audited the accompanying consolidated balance sheets of Borneo Resource Investments Ltd. and its subsidiaries (the “Company”), as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 of the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
April 15, 2015

BORNEO RESOURCE INVESTMENTS LTD.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalent	$119,172	$8,785
Project deposit	-	15,000
Total current assets	119,172	23,785

Property & equipment:
Mining Property	366,815	7,156,176
Buildings - net	10,000	10,000
Equipment - net	30,245	62,536
	407,060	7,228,712
Other assets:
Deposits	4,318	2,818

Total other assets	4,318	2,818

Total assets	$530,550	$7,255,315

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued interest	$1,098,678	$585,835
Accrued liabilities - mine acquisition - affiliate	1,035,705	1,711,610
Accrued liabilities - mine acquisition - other	110,000	110,000
Income Taxes Payable	141,134	62,670
Accrued liabilities - other	59,562	8,535
Convertible notes payable net of deferred debt discount of $652,337 and $0 as of December 31, 2014 and 2013 respectively	772,851	187,500
Derivative Liability - Convertible Notes	2,834,998	-
Promissory notes - affiliates	1,951,425	1,951,425
Promissory notes - related parties	22,000	22,000
Promissory notes - other	86,500	57,500
Total current liabilities	8,112,853	4,697,075

Promissory notes - long-term - related parties	794,313	415,094
Promissory notes - long-term - other	355,216	355,216

Total liabilities	9,262,382	5,467,385

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Borneo stockholders' equity (deficit):
Preferred stock; $0.001 par value; 100,000,000 shares authorized, none issued and outstanding as of December 31, 2014 and 2013	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized, 74,560,605 shares and 74,250,459 shares issued and outstanding as of December 31, 2014, and 2013 respectively	74,561	74,250
Additional paid in capital	7,174,736	7,090,917
Accumulated deficit	(15,355,901)	(5,421,607)
Total Borneo stockholders' equity (deficit)	(8,106,604)	1,743,560

Noncontrolling interest	(625,228)	44,370
Total stockholders' equity (deficit)	(8,731,832)	1,787,930

Total liabilities and stockholders' equity (deficit)	$530,550	$7,255,315

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2014	2013

Sales	$1,268,687	$985,408
Contract Processing	261,600	156,000
	1,530,287	1,141,408
Costs and expenses
Costs applicable to sales	973,524	544,043
Depreciation	44,297	16,203
General and administrative	1,515,700	805,270
Impairment	6,950,935	-
Stock based compensation	-	2,113,471

Operating loss	(7,954,168)	(2,337,579)

Other income (expense)
Interest income	60	74
Interest expense	(388,658)	(39,355)
Amortization of debt discount	(375,247)	-
Derivative liability expense on convertible debt	(1,807,414)	-

Income (loss) before provision for income taxes	(10,525,428)	(2,376,860)

Provision for income taxes:
Current	(78,464)	(62,670)
Deferred	-	-
Total income taxes	(78,464)	(62,670)

Net loss	(10,603,892)	(2,439,530)

Net income attributable to noncontrolling interests	(669,598)	43,870

Net loss attributable to Borneo shareholders	$(9,934,294)	$(2,483,400)

Weighted avearge number of common shares outstanding (basic and fully diluted)	74,309,044	73,315,790

Net income (loss) per common share (basic and fully diluted)	$(0.14)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2013 to December 31, 2014

			Additional
	Common stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Interest	Total
Balance, December 31, 2012	73,235,459	$73,236	$2,428,961	$(2,938,207)	$-	$(436,010)

Common stock issued on warrants exercised	165,000	164	49,335			49,499
Noncontrolling interest in purchase of PT Puncak Kalabat					500	500
Common stock issued for services	750,000	750	351,750			352,500
Common stock issued for restructure of debt	100,000	100	2,499,900			2,500,000
Common stock warrants issued for services			1,760,971			1,760,971
Net loss for the year ended December 31, 2013				(2,483,400)	43,870	(2,439,530)

Balance, December 31, 2013	74,250,459	$74,250	$7,090,917	$(5,421,607)	$44,370	$1,787,930

Common stock issued for conversion of debt	180,146	181	35,849	-	-	36,030
Common stock issued in conjunction with convertible note	130,000	130	47,970	-	-	48,100
Net loss for the year ended December 31, 2014				(9,934,294)	(669,598)	(10,603,892)

Balance, December 31, 2014	74,560,605	$74,561	$7,174,736	$(15,355,901)	$(625,228)	$(8,731,832)

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended		For the year ended
	December 31,		December 31,
	2014		2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(10,603,892)	$(2,439,531)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation		44,296	16,203
Tools acquired in mining acquisition written off		-	5,085
Impairment of mining rights		6,950,935	-
Amortization of deferred debt discount on convertible notes		375,247	-
Derivative liability expense on convertible notes		1,807,414
Non-cash expenses		48,100	1,765,971
Debt issuance and initial discount on convertible notes		245,317
Common stock issued in exchange for services		-	352,500
Loss on sale of equipment		11,796

Changes in operating assets and liabilities:
Project deposit		-	(15,000)
Accounts payable and accrued interest		551,515	331,258
Accrued liabilities - mine acquisition		(794,400)	(676,965)
Income Taxes Payable		78,464	62,670
Accrued liabilities - other		12,718	(67,906)
Net cash used in operating activities		(1,272,490)	(665,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in asset purchase transaction		(19,214)	(195,000)
Net cash provided by investing activities		(19,214)	(195,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of debt issuance paid		763,871	70,000
Proceeds from promissory notes - long-term - related parties		379,220	365,094
Proceeds from promissory notes - long-term - other		-	355,216
Proceeds from promissory notes - short term - related parties		200,000	2,000
Proceeds from promissory notes - short term - other, net		59,000	26,500
Proceeds from the issuance of common stock on conversion of warrants		-	49,500
Net cash provided by financing activities		1,402,091	868,310

Net (decrease) increase in cash and cash equivalents		110,387	7,595

Cash and cash equivalents at beginning of period		8,785	1,190

Cash and cash equivalents at end of period		$119,172	$8,785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest		$47,513	$78
Cash paid during the period for income taxes		$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable and accrued interest		$36,030	$-
Prepaid account set-off with asset purchase		$15,000	$-
Minning equipment exchanged for accrued liability		$5,643	$-
Asset purchase on loan		$38,309	$-
Beneficial conversion feature on convertible notes		$1,027,584	$-
Short term loan reclass to convertible loan		$200,000	$-
Accrued interest on short term loan reclass to convertible loan		$28,500	$-
Amount paid by the related party on behalf of the Company for investment in foreign subsidiary	$		$4,500
Amount paid by the related party on behalf of the Company for assets purchase transaction	$		$55,000
Amount of imputed value of non-controlling interest for investment in foreign sub	$		$500
Fixed assets received on assets purchase transanction	$		$7,250,000
Net accrued liabilities assumed on assets purchase transaction	$		$7,000,000
Accrued liabilities paid by unrelated long-term promissory note holder	$		$50,000
Accounts payable paid by convertible note holder	$		$42,500
Common stock issued for reorganization of debt for purchase transaction	$		$2,500,000
Reclass from accrued liabilities mine acquisition account to promissory notes affiliate	$		$1,951,425

The accompanying notes are an integral part of these consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Consolidated Financial Statements
December 31, 2014

NOTE 1 - NATURE OF OPERATIONS

Borneo Resource Investments Ltd., (“Borneo” or the “Company”) was organized on June 14, 2004 under the laws of the State of Nevada as “Acme Entertainment, Inc.”. On July 21, 2005, the Company changed its name to “INQB8, Inc.” On November 4, 2005, in connection with a merger with Aventura Resorts, Inc., a privately held Washington company, the Company changed its name to “Aventura Resorts, Inc.” (“Aventura”). In connection with the acquisition of Interich International Limited, (“Interich”) a British Virgin Islands Company, on July 13, 2011, the company changed its name to Borneo Resource Investments Ltd. See discussion in Note 2 Merger and Recapitalization.

Borneo is currently engaged in mineral exploration activities in Indonesia. We are in the exploration state. Our vision is to develop a portfolio of precious metal resource assets in Indonesia, with gold mines as our current focus. Our strategy is largely driven by the long term demand for precious metals arising from China and India.

Through the subsidiaries Kalabat and Jaya Emas, the Company acquired control of two gold mining properties, Ratatotok South and Ratatotok Southeast, in the North Sulawesi area of the Indonesian archipelago, a gold rich area where traditional, small scale mining has yielded high levels of ore concentration from reef structures which were first identified by Newmont Mining over 20 years ago. These two properties do not have known reserves.

Two new subsidiaries formed during the year ended December 31, 2014

Borneo Resource Investments Ltd., (“Borneo HK”) was established on May 27, 2014 in Anguilla under the International Business Companies Act, 2000 by Nils Ollquist, the Company’s Chief Executive Officer. On June 18, 2014, Mr. Ollquist, delivered the Shares of Borneo HK to the Company and as a result Borneo HK became wholly owned subsidiary of the Company. As of December 31, 2014, Borneo HK was an inactive dormant corporation with no assets or liabilities.

PT Borneo Jaya Emas (“Jaya Emas”) was established on October 16, 2014 under the laws of the Republic of Indonesia by the two officers of the Company. On December 10 2014, both Company officers deliver the Shares of “Jaya Emas” equally to the “Borneo HK” and Shellbridge Group Limited. On December 10, 2014, Borneo HK entered into agreement (the Deed of Equity Entrustment Agreement”) to purchase “PT Borneo” shares from Shellbridge Group Limited. The transfer of such shares is subject to the approval by the BKPM. Borneo HK obtained the required approval from BKPM on February 17, 2015. Shellbridge held the shares of Jaya Emas in a trust for the benefit of Borneo HK during the time when Borneo HK was obtaining the required approval. After Borneo HK received the approval, the shares were transferred to Borneo HK from Shellbridge. Borneo HK now holds 100% of the equity interest of Jaya Emas. Jaya Emas is our principal vehicle in Indonesia to hold assets and conduct operations.

NOTE 1 - NATURE OF OPERATIONS (Continued)

Stock Purchase Agreement

On June 10, 2013, effective June 1, 2013, Borneo Resource Investments Ltd. (the “Company”), entered into agreements (the Deed of Sale of Shares, the Equity Entrustment Agreement and the Stock Purchase Agreement or collectively, the “Agreements”) to purchase PT Puncak Kalabat, an Indonesia corporation (“Kalabat”). The Deed of Sale of Shares (the “Deed”), is by and among, Nils Ollquist, the Company’s Chief Executive Officer and purchaser for the Company, and Carlo Muaja, a member of the Company’s Board of Directors, Grace Sarendatu, and Masye Solung as sellers. As a result of the Deed, Nils Ollquist purchased 45,000 shares of Kalabat (the “Shares”), equal to 90% of the shares of Kalabat, for IDR 45 million, which is equal to approximately US$4,500. The Deed also directs that after the purchase by Mr. Ollquist, he will deliver the Shares to the Company. Mr. Ollquist, however, cannot deliver the Shares to the Company until the Company receives the approval of the Indonesian Investment Coordinating Board (“BKPM”). Until the time that the Company receives approval from the BKPM, the Company will control the shares through the provisions of the Equity Entrustment Agreement (the “Trust Agreement”), by and between the Company and Mr. Ollquist. Pursuant to the provisions of the Trust Agreement, Mr. Ollquist shall, in accordance with the instructions from the Company, vote as a record shareholder on matters to be decided and sign relevant legal documents. Further, if and when Kalabat declares a dividend or liquidation payment, Mr. Ollquist shall deliver such dividends to the Company within 10 business days after receipt. Upon the Company’s receipt of the approval from the BKPM, pursuant to the terms of the Stock Purchase Agreement, by and between the Company and Mr. Ollquist, the Company shall purchase the Shares from Mr. Ollquist for $4,500. The Company is still in the process of obtaining the required approval from BKPM.

From its inception, March 28, 2013, until the date of the transaction on June 10, 2013, Kalabat was an inactive dormant corporation with no assets and liabilities. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Asset Purchase Agreement

Upon the execution of the Agreements, the Company entered into agreements to replace and terminate (i) the Purchase Agreement, dated March 5, 2013, with Kalabat for the purchase of 50 hectares of property (the “Talawaan Property”) and (ii) the Purchase Agreement, dated March 22, 2013, and with Kalabat for the purchase of 30 hectares of property (the “Ratatotok Property”). The Company entered into new purchase agreements for the Talawaan Property and the Ratatotok Property by and among the Company, Kalabat and Sanding Longdong (the “Seller”), the owner of the properties with whom Kalabat had purchase agreements.

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

Beginning in May 2013, in anticipation of the closing of transaction enabling the Company to acquire Puncak, the operations on the Talawaan Property began to change. Prior to and through May 2013, the mining activities on the Talawaan Property operated as what could best be described as that of a cooperative. With the approval of the Seller, teams of individuals would granted areas on the property, and at their own discretion over their activities, mine the site. Whatever ore they recovered was delivered to a central processing point. The ore would then be processed and the costs of processing were shared by the Seller and the miners. Once the gold was recovered and sold to local buyers, the Seller and the miners would then share the profits, after the necessary adjustments for processing costs. In addition, the equipment on the Talawaan Property was used by the miners on site, but by other miners in the area for their activities. Beginning in May 2013, the Company began to implement a coordinated operating structure and the tracking all mining and processing activities on the Talawaan Property. In that the Talawaan Property had not been historically operated as a business, the company is treating the acquisition of the Talawaan Property as a purchase of a mining property, mining equipment and tools.

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

On July 26, 2013, effective June 30, 2013, under the terms of an Extension Agreement (the “Extension”), the Company, Kalabat, and the Seller agreed to defer the due date of all payments due on or before June 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to September 30, 2013. Under the terms of the Extension two payments of $50,000 each, to be applied to amount due under the terms of the purchase agreements, were required to be made to the Seller (the “Extension Payments”). The Extension Payments were made on July 30, 2013 and September 3, 2013. See discussion Note 11 Commitments and Contingencies and Note 12 Affiliate Transactions.

NOTE 1 - NATURE OF OPERATIONS (Continued)

On September 30, 2013, under the terms of the Second Extension Agreement (the “Second Extension”), the Company, Kalabat and the Seller, agreed to defer the due date of all outstanding payments due on or before September 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to December 31, 2013. Under the terms of the Second Extension, one payment of $25,000, to be applied to amount due under the terms of the purchase agreements, was required to be made to the Seller (the “Second Extension Payment”). The Second payment was made on October 8, 2013. See discussion Note 11 Commitments and Contingencies and Note 12 Affiliate Transactions.

On December 17, 2013, under the terms of a Debt Restructuring Agreement (the “Restructuring Agreement”), the Company, Kalabat and the Seller of the "Talawaan Property," agreed to reduce the balance to be paid by $2,500,000 from $4,650,000 to $2,150,000, in exchange for 100,000 shares of Borneo stock and a non-interest bearing promissory note. Under the terms of the promissory note the Company agreed to make a payment of $20,000 on or before December 25, 2013, a payment of $30,000 on or before December 31, 2013, a payment of $500,000 on or before January 31, 2014, and a final payment of $1,600,000 on or before March 31, 2014. The Seller is compensated to oversee operations at the Talawaan Property and as such he is considered an affiliate for the purposes of this transaction. See discussion Note 9 Capital Stock, Note 11 Commitments and Contingencies and Note 12 Affiliate Transactions.

In the fourth quarter of 2014, the Company stopped receiving any financial information or documentation with respect to the production activities at the Talawaan property and the Ratatotok property. Attempts to communicate with operational personnel were unsuccessful. The Company ceased to book revenue from these properties from October 1, 2014. Against the background of the above, Management deemed it prudent to make a 100% provision against the carrying value of both properties in 2014. As a result, the Company has incurred an impairment charge of approximately $7 million.

On December 11, 2013, under the terms of an Asset Purchase Agreement, the Company through its subsidiary Kalabat, finalized the purchase of an approximately 8.6 hectare non-producing gold mining property (“Ratatotok South”) for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of Ratatotok. Because Ratatotok South had not historically been operated as a business, the company is treating the acquisition of the Ratatotok South as a purchase of a mining property, mining equipment and tools. See discussion Note 11 Commitments and Contingencies. This property has since begun production of gold.

On January 11, 2014, the Company through its subsidiary Kalabat, finalized the purchase of an approximately 14.7 hectare non-producing gold mining property (“Ratatotok Southeast”) for $250,000, including an initial $15,000 payment in cash and four subsequent payments of $100,000, $50,000, $50,000 and $35,000 respectively. Ratatotok Southeast, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the border of Ratatotok. In that the Ratatotok Southeast had not been historically operated as a business, the company is treating the acquisition of the Ratatotok Southeast as a purchase of a mining property. On June 6, 2014, the agreement was amended for a renegotiation fee of $10,000. Under the terms of the June 6, 2014 amendment, the seller acknowledged the receipt of $45,000, and in addition to the renegotiation fee of $10,000, the Company agreed to make payments of $65,000 by June 20, 2014 and $150,000 by July 31, 2014. On August 12, 2014, the agreement was further amended to reduce the size of the property being acquired to be 7.1 hectares and the purchase price to be $150,000. On October 16, 2014, Jaya Emas entered into an agreement with the same seller that provides for Jaya Emas’ acquisition of the same 7.1 hectares land for approximately $69,000. The seller issued a statement letter confirming that, the payments received by him, in a total amount of approximately $150,000, have settled the purchase price in full for the 7.1 hectares land acquired by Jaya Emas.

NOTE 1 - NATURE OF OPERATIONS (Continued)

See discussion Note .

The Company’s allocation of the purchase price on the date of acquisition of the Ratatotok South and Ratatotok Southeast assets acquired and liabilities assumed at the time of acquisition are as follows:

	Ratatotok South	Ratatotok Southeast	Total
Mining Property	$216,815	$150,000	$366,815
Buildings	10,000	-	10,000
Equipment – mining	23,185	-	23,185
Accrued liabilities – asset purchase	(250,000)	(150,000)	(400,000)
	$-	$-	$-

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

On August 1, 2011, the Company acquired Interich via a merger subsidiary of the Company created for this transaction (the “Merger”). The transaction has been accounted for as a reverse merger, and Interich is the acquiring company on the basis that Interich’s senior management became the entire senior management of the merged entity and there was a change of control of Borneo. In accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions, Interich was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of Borneo’s capital structure.

From its inception, on September 22, 2009, until the date of the transaction on August 11, 2011, Interich was an inactive dormant corporation with no significant assets or liabilities. The historical financial statements are those of Interich, the accounting acquirer, immediately following the consummation of the reverse merger.

In connection with the merger, Borneo issued 60,178,073 restricted common shares to stockholders of Interich. The value of the stock that was issued to Interich’s equity holders was $60,178, the then fair value of the Company’s common stock. (See discussion Note 13 Related Party Transactions). In addition, $30,774 of convertible debt was exchanged for 6,154,860 “free trading” common shares of the Company. The issued and outstanding number of common shares subsequent to the closing and the exchange of convertible debt were 69,500,205.

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

Prior to the Merger, the Company planned to develop real estate. The Company entered into several agreements to acquire resort properties but exhausted their assets before they could develop any property and decided to enter into the Merger. The transaction is in substance as a capital transaction or deemed as a reverse recapitalization, rather than a business combination. Thus, no goodwill or other intangible assets have been recorded.

NOTE 3 - BASIS OF PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Borneo and its subsidiaries (refer below table) and are prepared to conform to accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the following entities, all of which the Company maintains control through a majority ownership:

		Form of	State of
Name of Entity	%	Entity	Incorporation	Relationship

Borneo Resource Investments Limited	-	Corporation	Nevada	Parent

Interich International Limited	100%	Corporation	British Virgin Isl.	Holding Sub
Borneo Resource Investments, Limited	100%	Corporation	Anguilla	Holding Sub
PT Borneo Jaya Emas	100%	Corporation	Indonesia	Subsidiary of Holding Sub
PT Puncak Kalabat Limited	90%	Corporation	North Minahasa Regency, Indonesia	Holding Sub

Interich’s operating activities did not begin until July 1, 2011.

Kalabat was formed on March 28, 2013.

Borneo HK was formed on May 27, 2014.

Jaya Emas was formed on October 15, 2014.

NOTE 4 – GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has accumulated a deficit of $15,355,901 as of December 31, 2014. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

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

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the presentation of consolidated financial statements are as follows:

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition(“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

The Company has earned revenue types from sale of gold as well as contract processing of third party’s gold ore in our production facilities. Revenue from sale of gold is recognized when title and risk of loss is passed on to the customer generally upon manual delivery of product to the customer subject to assurance of collection. Contract processing income is recognized when services are performed and collection is assured.

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

Inventories

Product inventories are valued at the lower of average production cost and net realizable value. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after an allowance for further processing costs. Finished goods inventory, characterized as concentrate, is valued at the lower of average production cost and net realizable value. Materials and supplies are valued at the lower of cost and replacement cost. The inventory on hand was $-0- at December 31, 2014 and 2013.

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

In the fourth quarter of 2014, the Company stopped receiving any financial information or documentation with respect to the production activities at the Talawaan property and the Ratatotok property. Attempts to communicate with operational personnel were unsuccessful. The Company ceased to book revenue from these properties from October 1, 2014. Against the background of the above, Management deemed it prudent to make a 100% provision against the carrying value of both properties in 2014. As a result, the Company has incurred an impairment charge of approximately $7 million.

The impairment expenses was $6,950,935 and $-0- during the year ended December 31, 2014 and 2013.

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

The reclamation expenses was $-0- and $-0- during the year ended December 31, 2014 and 2013.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, cash consists of a checking account and money market account held by financial institutions.

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

The project deposit $-0- and $15,000 at December 31, 2014 and 2013, respectively.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes(“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as deferred officers’ compensation and stock compensation accounting versus tax differences.

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic income or loss per share has been computed by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. All of the shares issuable upon conversion of the notes payable and exercise of warrants had exercise prices greater than the average market price of the Company’s common stock during the period ended December 31, 2014 and 2013 and are excluded from the calculation of diluted net income per share because their effect is anti-dilutive. Shares issuable upon conversion of the notes payable and exercise of warrants have been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

For the periods ended December 31, 2014 and 2013, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument(“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and 2013.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that the warrants outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 11 Commitments and Contingencies for discussion of the impact the derivative financial instruments had on the Company’s consolidated financial statements and results of operations.

Significant Level 3 inputs used to calculate the fair value of the warrants and derivative notes include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these warrants pursuant to the anti-dilution provision. See Note 7 and 10 for further discussion.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014. There were no transfers of financial assets between levels during the year ended December 31, 2014.

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2014
	2014	Level 1	Level 2	Level 3
Derivative liability – Notes	$2,834,998	$-	$-	$2,834,998

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2014 and 2013.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of Interich and Borneo HK is the Hong Kong Dollar (“HKD”). For financial reporting purposes, HKD were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

The functional currency of Kalabat and Jaya Emas is the Indonesian Rupiah (“IDR”). For financial reporting purposes, IDR were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in the consolidated results of operations. There has been no significant fluctuation in the exchange rate for the conversion of HKD to USD or IDR to USD during the reporting period and after the balance sheet date.

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

As of December 31, 2014 and 2013, the Company did not have any issued and outstanding stock options.

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

For the year ended December 31, 2014 and 2013, two customers accounted for 100% of total revenue, respectively.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses through December 31, 2014.

Reliance on Key Personnel and Consultants

The Company retains our three officers, namely our Chief Executive Officer, Managing Director - Asia and Chief Financial Officer as independent contractors. The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

NOTE 6 – MINING PROPERTY, PLANT AND EQUIPMENT

Mining property, plant and equipment comprise:

	Mining property	Machinery & equipment	Building	Total
Cost
Balance at December 31, 2013	$7,156,176	$78,739	$10,000	$7,244,915
Mining equipment acquired	-	41,022	-	41,022
Ratatotok South property purchase	150,000	-	-	150,000
Mining equipment sold	-	(18,200)	-	(18,200)
Impairment	(6,939,361)	(55,554)	-	(6,994,915)

Balance at December 31, 2014	$366,815	$46,007	$10,000	$422,822

Accumulated depreciation and impairment
Balance at December 31, 2013	$-	$16,203	$-	$16,203
Depreciation	-	44,297	-	44,297
Mining equipment sold	-	(758)		(758)
Impairment		(43,980)		(43,980)

Balance at December 31, 2014	$-	$15,762	$-	$15,762

Net book value
At December 31, 2013	$7,156,176	$62,536	$10,000	$7,228,712
At December 31, 2014	$366,815	$30,245	$10,000	$407,060

As disclosed in Note 1, on January 11, 2014, the Company through its subsidiary Kalabat, finalized the purchase of an approximately 14.7 hectare non-producing gold mining property (“Ratatotok Southeast”) for $250,000. However, on August 12, 2014, the agreement was further amended to reduce the size of the property being acquired to be 7.1 hectares and the purchase price to be $150,000 During the year ended December 31, 2014, the Company exchanged the mining equipment’s worth of $17,442 (net of accumulated depreciation) against the accrued liability amounted to $5,645 and recorded the $11,796 as the loss on sale of equipment in the accompanying consolidated statement of operations.

NOTE 6 – MINING PROPERTY, PLANT AND EQUIPMENT (Continued)

In the fourth quarter of 2014, the Company stopped receiving any financial information or documentation with respect to the production activities at the Talawaan property and the Ratatotok property. Subsequent attempts to communicate with operational personnel were unsuccessful, and the Company ceased to book revenue from the Talawaan property from October 1, 2014. Against the background of the above, Management deemed it was prudent to make a 100% provision against the carrying value of both properties in 2014. As a result of which, the Company has incurred an impairment charge of approximately $7 million.

The impairment expenses was $6,950,935 and $-0- during the year ended December 31, 2014 and 2013. The depreciation expenses was $44,297 and $16,203 during the year ended December 31, 2014 and 2013.

Management believes the Company has diligently investigated rights of ownership of all of the mining properties to a level which is acceptable by prevailing industry standards with respect to the current stage of development of each property in which it has an interest and, to the best of its knowledge, all agreements relating to such ownership rights are in good standing. All properties may be subject to prior claims, agreements or transfers, and rights of ownership may be affected by undetected defects and incidents.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Senior Secured Convertible Notes (“Notes”) represents amounts received from unrelated lenders under the terms of the private placement offering.

At December 31, 2014 and 2013 convertible notes were comprised of the following:

	December 31, 2014	December 31, 2013
Senior Secured Convertible Promissory Note (net of unamortized debt discount of $0 at December 31, 2014 and December 31, 2013), in default	$75,000	$75,000
8% convertible promissory note, due on May 6, 2014	-	37,500
8% convertible promissory note, due on July 5, 2014	-	32,500
8% convertible promissory note, due on August 26, 2014	-	42,500
8% convertible promissory note, due on June 5, 2015	50,000	-
12 convertible promissory note, due on September 15, 2016	55,000	-
8% convertible promissory note, due on September 30, 2015	105,000	-
8% convertible promissory note, due on September 19, 2015	50,000	-
8% convertible promissory note, due on September 22, 2015	50,000	-
8% convertible promissory note, due on June 18, 2016	115,000	-
10% convertible promissory note, due on October 22, 2015	105,000
12% convertible promissory note, due on October 15, 2015	75,000
10% convertible promissory note, due on March 13, 2015	180,000	-
8% convertible promissory note, due on December 5, 2015	82,688	-
10% convertible promissory note, due on December 16, 2015	150,000	-
8% convertible promissory note, due on August 24, 2015	104,000	-
50% convertible promissory note, due on January 29, 2015	228,500
Total	1,425,188	187,500
Less: unamortization of deferred debt discount	(652,337)	-
Net total	772,851	(187,500)
Less: Current portion	$(772,851)	$(187,500)
Long Term portion	$-	$-

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

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

On September 15, 2014, the Company issued a convertible promissory note of $105,000 at an original issue discount of approximately 4.76%. The note matures on September 30, 2015. The note bears interest at the rate of 8% until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of the loan unpaid, into common stock of the Company, at any time after issuance at a conversion price of the lower of 50% of the lowest traded price during the 20 trading days prior to the election to convert or 50% of the bid price on the day of the conversion notice. The Company may prepay the note at 150% of the face amount plus any accrued interest.

On September 15, 2014, the Company issued a convertible promissory note for $55,000 at an original issue discount of 10% of that was borrowed. The note matures on September 14, 2016. The Company may prepay repays the note within the first 90 days after issuance at no interest; thereafter, a one-time interest at the rate of 12% applies to the note until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lesser of $0.32 or 60% of the lowest trading price in the 25 trading days prior to the conversion. The Company must include all of the shares issuable upon conversion of the note in its first registration statement that it files after the issuance of the note.

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

On September 18, 2014, the Company issued a convertible promissory note for $115,000. The note matures on June 23, 2016, 21 months after the initial purchase price was delivered. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22%. The holder has the option to convert any balance of principal and interest which is unpaid at any time after issuance, into common stock of the Company. The conversion price per share is $0.50. The note may be prepaid at 125% of the face amount plus any accrued interest.

On September 19, 2014, the Company issued a convertible promissory note for $50,000 at an original issue discount of $2,500. The note matures on September 10, 2015. The note bears interest at the rate of 8% per annum starting September 10, 2014 until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid, into common stock of the Company. The conversion price per share is 60% of the lowest closing bid price of the 10 trading days prior to the election to convert. The note may not be prepaid.

On September 22, 2014, the Company issued a convertible promissory note for $50,000 at an issue discount of $2,500. The note matures on September 10, 2015. The note bears interest at the rate of 8% per annum starting September 10, 2014 until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid, into common stock of the Company. The conversion per share is equal to 60% of the closing bid price of the 10 trading days prior to the election to convert. The note may not be prepaid after 180th day.

On October 22, 2014, the Company issued a convertible promissory note for $105,000 at an original issue discount of $10,000. The note matures on October 22, 2015. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 20% per annum. The holder has the option to convert any balance of principal and interest which is unpaid into common stock of the Company. The conversion price per share is equal to 60% of the lowest trading price within the 20 consecutive trading days prior to a conversion notice. If the Company repays the note within the first 180 days after issuance, it will be repaid at 135% of the face amount plus any accrued interest. The note may not be prepaid after 180th day without the consent of the note holder.

On November 10, 2014, the Company issued a convertible promissory note for $75,000 at an original issue discount of $25,000. The note matures on May 10, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 42% of the lowest intra-day trading price within the 20 days prior to a conversion notice. The note may be prepaid if the note holder does not object to such prepayment.

On November 12, 2014, the Company issued a convertible promissory note for $180,000 at an original issue discount of $30,000. The note matures on March 15, 2015. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The holder has the option to convert after March 15, 2015 or an event of default, any balance of principal and unpaid interest, into common stock of the Company. The conversion price per share is equal to 40% of the average of the three lowest daily VWAPs during the 20 business days immediately preceding a conversion date. The note currently may not be prepaid. Under the terms of the convertible promissory note, as of date of filing, the Company is in default. The Company expects that this convertible promissory note be extended.

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

On November 20, 2014, the Company issued a convertible promissory note for $104,000. The note matures on August 24, 2015. The note bears interest at the rate of 8% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 58% (representing a discount rate of 42%) multiplied by the Market Price, the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. If the Company repays the note within the first 151 days to 180 days after issuance, it will be repaid at to 140% of the face amount plus any accrued interest. The note may not be prepaid after 180th day.

On December 5, 2014, the Company issued a convertible promissory note for $82,688 at an issue original discount of $4,150. The note matures on December 5, 2015. The note bears interest at the rate of 8% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 65% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received. The Company may prepay at 139% of the face amount plus any accrued interest from the first 121 days to 150 days and at 145% of the face amount plus any accrued interest from the first 151 days to 180 days.

On December 16, 2014, the Company issued a convertible promissory note for $300,000 ($150,000 received in December 2014 and $150,000 received in January 2015) at an original issue discount of $50,000. The note matures on December 16, 2015. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 15% per annum. In addition, upon an event of default, the holder may require the Company to prepay all or a portion of the note at a 120% price of the principal amount and all accrued and unpaid interest. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of (i) 60% of the lowest sales price for the 20 trading days immediately prior to the original issue date; or (ii) 60% of lowest sales price for the 20 days immediately prior to the voluntary conversion date. The Company may prepay the note within the first six months after issuance at 130% of the face amount plus any accrued interest.

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

On April 29, 2014, the Company issued a convertible promissory note for $228,500 to Shellbridge Group Limited. The note matures on January 29, 2015. The note bears interest at the rate of 50% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 65% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 30% (representing a discount rate of 70%) multiplied by the Market Price, the average of the lowest trading prices for the common stock during the 25 trading day period prior to the conversion date. Under the terms of the convertible promissory note the Company is in default. The Company expects that this convertible promissory note be extended. See discussion Note 13 Related Party Transactions.

The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, effective October 31, 2012, two Notes with principal amounts totaling $75,000 are in default, and as provided for under the terms of the Notes the interest rate increased to 14% per annum. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the convertible notes, the subscriber to the private placement also received a two year warrant (i.e. 1,025,000 warrants), from the date of the closing of the private placement offering to purchase shares of the Company’s common stock at exercise price of $0.30 per share. The Notes had a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount was amortized over the original one-year term of the Notes as additional interest expense. For the years December 31, 2014 and 2013 $0 was amortized and shown as interest expense.

Accrued and unpaid interest for convertible notes at December 31, 2014 and 2013 was $123,828 and $19,625 respectively, and is included in “Accounts payable and accrued interest” on the accompanying consolidated balance sheets.

Interest expenses to above for the year ended December 31, 2014 and 2013 was $151,716 and $12,565, respectively.

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

Derivative liabilities

Due to the variable conversion price associated with the above convertible promissory notes, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Note, the Company determined a fair value of $1,027,584 of the embedded derivative. The fair value of the embedded derivative was determined using intrinsic value up to the face amount of the convertible promissory notes.

The initial fair value of the embedded debt derivative of $1,027,584 was allocated as a debt discount and derivatives liability. The debt discount is being amortized over the term of the convertible promissory notes. The Company recognized a charge of $375,247 for the year ended December 31, 2014 for amortization of this debt discount and as of December 31, 2014, the unamortized debt discount amounts to $652,337.

The fair value of the described embedded derivative of $2,834,998 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

Fair Value of Common Stock	$0.29
Risk-Free Interest Rate	0.03% - 0.67%
Expected Volatility of Common Stock	251.74%
Dividend Yield	0%
Expected life of the conversion feature	0.08-0.67 Years

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating income of $1,807,414 for the year ended December 31, 2014.

The following table represents the Company’s derivative liability activity for the year ended December 31, 2014:

Derivative liability balance, December 31, 2013	$-

Issuance of derivative liability during the year ended December 31, 2014	1,027,584

Change in derivative liability during the year ended December 31, 2014	1,807,414

$2,834,998

NOTE 8 – PROMISSORY NOTES

Long term promissory notes- other

The following table details loans made by non-affiliated third party to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default.

	December 31, 2014	December 31 , 2013
5% West Century, due on August 07, 2018	11,000	11,000
5% West Century, due on August 10, 2018	6,000	6,000
5% West Century, due on August 26, 2018	50,000	50,000
5% West Century, due on September 02, 2018	6,000	6,000
5% West Century, due on October 06, 2018	100,000	100,000
5% West Century, due on November 24, 2018	150,000	150,000
5% West Century, due on December 01, 2018	32,216	32,216
Total	355,216	355,216

During the year ended December 31, 2014, there were no additions or repayment of long term promissory notes- other.

Accrued and unpaid interest for above at December 31, 2014 and 2013 was $21,691 and $3,347 respectively, and is included in “Accounts payable and accrued interest” on the accompanying consolidated balance sheets.

Interest expenses to above for the year ended December 31, 2014 and 2013 is $18,344 and $3,347, respectively.

NOTE 8 – PROMISSORY NOTES (Continued)

Long term promissory notes-related parties

The following table details loans made by shareholders to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default. See discussion Note 13 Related Party Transactions.

	December 31, 2014	December 31, 2013
5% Nils Ollquist, due on February 15, 2018	$250,000	$250,000
5% Nils Ollquist, due on April 04, 2018	50,000	50,000
5% Nils Ollquist, due on July 03, 2018	5,094	5,094
5% Nils Ollquist, due on July 30, 2018	50,000	50,000
5% Nils Ollquist, due on September 30, 2018	10,000	10,000
5% George Matin, due on September 3, 2018	50,000	50,000
5% Nils Ollquist, due on January 09, 2019	12,858	-
5% Nils Ollquist, due on January 14, 2019	4,466	-
5% Nils Ollquist, due on January 14, 2019	4,236	-
5% Nils Ollquist, due on January 29, 2019	8,746	-
5% Nils Ollquist, due on Januray 30, 2019	20,000	-
5% Nils Ollquist, due on February 24, 2019	19,956	-
5% Nils Ollquist, due on February 27, 2019	1,256	-
5% Nils Ollquist, due on February 28, 2019	22,089	-
5% Nils Ollquist, due on March 21, 2019	14,130	-
5% Nils Ollquist, due on March 14, 2019	1,000	-
5% Nils Ollquist, due on March 25, 2019	3,500	-
5% Nils Ollquist, due on March 29, 2019	21,550	-
5% Nils Ollquist, due on April 2, 2019	11,938	-
5% Nils Ollquist, due on April 11, 2019	4,500	-
5% Nils Ollquist, due on May 30, 2019	71,943	-
5% Nils Ollquist, due on June 11, 2019	3,203	-
5% Nils Ollquist, due on June 23, 2019	48,848	-
5% George Matin, due on January 30, 2019	4,000	-
5% Matin, due on February 13, 2019	1,000	-
5% Carlo Muaja, due on March 28, 2019	100,000	-
Total	794,313	415,094

During the year ended December 31, 2014, there were $379,219 additions and no repayment of long term promissory notes- related parties.

Accrued and unpaid interest for above at December 31, 2014 and 2013 was $51,305 and $15,684 respectively, and is included in “Accounts payable and accrued interest” on the accompanying consolidated balance sheets.

Interest expenses to above for the year ended December 31, 2014 and 2013 was $35,621 and $15,684, respectively.

NOTE 8 – PROMISSORY NOTES (Continued)

Short Term Debts Promissory notes-Others

The following table details loans made by non-affiliated third party to the Company in the form of short-term promissory notes. Under the terms of the promissory notes, the Company is not in default.

	December 31, 2014	December 31, 2013
5% Michael Amspaugh, due on March 28, 2014	-	30,000
5% West Century, due on September 11, 2015	10,000	10,000
5% West Century, due on October 2, 2015	10,000	10,000
5% West Century, due on November 22, 2015	7,500	7,500
8% P Dichiara, due on July 27, 2015	24,000	-
8% P Dichiara, due on July 28, 2015	10,000	-
12% H Adanczyk on August 10, 2015	25,000	-
Total	86,500	57,500

On March 28, 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note for shares of common stock of the Company (see discussion Note 9 Capital Stock).

During the year ended December 31, 2014, there were $59,000 additions of short term promissory notes- other.

Accrued and unpaid interest for above at December 31, 2014 and 2013 was $6,992 and $1,705 respectively, and is included in “Accounts payable and accrued interest” on the accompanying consolidated balance sheets.

Interest expenses to above for the year ended December 31, 2014 and 2013 is $5,287 and $1,705, respectively.

Short Term Debts Promissory notes-related parties

The following table details loans made by related party to the Company in the form of short-term promissory notes. Under the terms of the promissory notes, the Company is not in default.

	December 31, 2014	December 31, 2013
5% Nils Ollquist due on December 31, 2015	5,000	5,000
5% George Martin due on December 31, 2015	5,000	5,000
5% George Martin due on April 30, 2015	5,000	5,000
5% George Martin due on April 30, 2015	5,000	5,000
5% George Martin due on April 30, 2015	2,000	2,000
Total	22,000	22,000

During the year ended December 31, 2014, there were no additions or repayment of short term promissory notes- related parties.

Accrued and unpaid interest for above at December 31, 2014 and 2013 was $2,384 and 1,198 respectively, and is included in “Accounts payable and accrued interest” on the accompanying consolidated balance sheets.

Interest expenses to above for the year ended December 31, 2014 and 2013 is $1,186 and $1,198, respectively.

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

As of December 31, 2014 and 2013, there were no shares of preferred stock issued and outstanding.

Common stock

The Company authorized the issuance of 400,000,000 shares of common stock, par value $0.001.

As of December 31, 2014 and 2013 there were 74,560,605 and 74,250,459 shares of common stock issued and outstanding, respectively.

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

In December 2013, the Company issued 100,000 shares under the terms of a Debt Restructuring Agreement to an affiliate reducing balance due by $2,500,000 which was credited to additional paid in capital. See discussion Note 1 Nature of Operations, Note 11 Commitments and Contingencies and Note 12 Affiliate Transactions.

In March 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note of $36,029 for 180,146 shares of common stock of the Company at a price of $.20 per share, the market price of the common stock at the close on March 28, 2014. The 180,146 shares of common stock were issued on April 24, 2014.

On November 25, 2014, the Company issued 130,000 shares of common stock conjunction with the convertible promissory note. The shares were valued at a price of $0.37 per share, the market price of the common stock at the close on November 12, 2014.

NOTE 10 – WARRANTS

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2014 and 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price

$0.60	5,100,000	5.00	$0.60	5,100,000	$0.60

Transactions involving the Company’s warrant issuance are summarized as follows:

		Stock Warrants
		Weighted Average
		Exercise
	Shares	Price
Outstanding at December 31, 2012	1,025,000	$0.30
Granted in 2013	5,100,000	0.60
Cancelled
Expired	(860,000)	0.30
Exercised	(165,000)	$0.30
Outstanding at December 31, 2014	5,100,000	$0.60

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

NOTE 10 – WARRANTS (Continued)

On December 17, 2013 the Company issued 5,000,000 warrants to the Company’s Chief Financial Officer at the time (see discussion Note 13 Related Party Transactions) and 100,000 warrants to a non-affiliated individual in recognition of services to the Company. The warrants have a term of five years, an exercise price of $.60 per share, and vested on grant. The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model. The value assigned to the warrants was $1,760,971, and was recorded as an increase in additional paid-in capital and offset to stock based compensation. On June 6, 2014, the warrant was amended to extend the Initial Exercise Date to December 17, 2016 for $15,000 in consideration (the “Warrant Amendment”). The terms of the Warrant Amendment provide for the acceleration of the Initial Exercise Date under certain conditions.

The assumptions used in the Black-Scholes pricing model for stock warrants granted during the year ended December 31, 2013 were as follows:

Fair Value of Common Stock	$0.60
Risk-Free Interest Rate	4.73%
Expected Volatility of Common Stock	156.25%
Dividend Yield	0%
Estimated life of warrants	1 Year

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Share Purchase Agreement

On June 10, 2013, effective June 1, 2013, Borneo Resource Investments Ltd. (the “Company”), entered into agreements (the Deed of Sale of Shares, the Equity Entrustment Agreement and the Stock Purchase Agreement or collectively, the “Agreements”) to purchase Kalabat, an Indonesia corporation (“Kalabat”). The Deed of Sale of Shares (the “Deed”), is by and among, Nils Ollquist, the Company’s Chief Executive Officer and purchaser for the Company, and Carlo Muaja, a member of the Company’s Board of Directors, Grace Sarendatu, and Masye Solung as sellers. As a result of the Deed, Nils Ollquist purchased 45,000 shares of Kalabat (the “Shares”), equal to 90% of the shares of Kalabat, for IDR 45 million, which is equal to approximately US$4,500. The Deed also directs that after the purchase by Mr. Ollquist, he will deliver the Shares to the Company. Mr. Ollquist, however, cannot deliver the Shares to the Company until the Company receives the approval of the Indonesian Investment Coordinating Board (“BKPM”). Until the time that the Company receives approval from the BKPM, the Company will control the shares through the provisions of the Equity Entrustment Agreement (the “Trust Agreement”), by and between the Company and Mr. Ollquist. Pursuant to the provisions of the Trust Agreement, Mr. Ollquist shall, in accordance with the instructions from the Company, vote as a record shareholder on matters to be decided and sign relevant legal documents. Further, if and when Kalabat declares a dividend or liquidation payment, Mr. Ollquist shall deliver such dividends to the Company within 10 business days after receipt. Upon the Company’s receipt of the approval from the BKPM, pursuant to the terms of the Stock Purchase Agreement, by and between the Company and Mr. Ollquist, the Company shall purchase the Shares from Mr. Ollquist for $4,500. The Company is still in the process of obtaining the required approval from BKPM.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Asset Purchase Agreements

Upon the execution of the Agreements, the Company entered into agreements to replace and terminate (i) the Purchase Agreement, dated March 5, 2013, with Kalabat for the purchase of 50 hectares of property (the “Talawaan Property”) and (ii) the Purchase Agreement, dated March 22, 2013, and with Kalabat for the purchase of 30 hectares of property (the “Ratatotok Property”). The Company entered into new purchase agreements for the Talawaan Property and the Ratatotok Property by and among the Company, Kalabat and Sanding Longdong (the “Seller”), the owner of the properties with whom Kalabat had purchase agreements.

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

On July 26, 2013, effective June 30, 2013, under the terms of an Extension Agreement (the “Extension”), the Company, Kalabat, and the Seller agreed to defer the due date of all payments due on or before June 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to September 30, 2013. Under the terms of the Extension two payments of $50,000 each, to be applied to amount due under the terms of the purchase agreements, were required to be made to the Seller (the “Extension Payments”). The Extension Payments were made on July 30, 2013 and September 3, 2013. See discussion Note 1 Nature of Operations and Note 12 Affiliate Transactions.

On September 30, 2013, under the terms of the Second Extension Agreement (the “Second Extension”), the Company, Kalabat and the Seller, agreed to defer the due date of all outstanding payments due on or before September 30, 2013 under the terms of the above purchase agreements for both Talawaan and Ratatotok to December 31, 2013. Under the terms of the Second Extension, one payment of $25,000, to be applied to amount due under the terms of the purchase agreements, was required to be made to the Seller (the “Second Extension Payment”). The Second payment was made on October 8, 2013. See discussion Note 1 Nature of Operations and Note 12 Affiliate Transactions.

On December 17, 2013, under the terms of a Debt Restructuring Agreement (the “Restructuring Agreement”), the Company, Kalabat and the Seller of the "Talawaan Property," agreed to reduce the balance to be paid by $2,500,000 from $4,650,000 to $2,150,000, in exchange for 100,000 shares of Borneo stock and a non-interest bearing promissory note. Under the terms of the promissory note the Company agreed to make a payment of $20,000 on or before December 25, 2013, a payment of $30,000 on or before December 31, 2013, a payment of $500,000 on or before January 31, 2014, and a final payment of $1,600,000 on or before March 31, 2013. The Seller is compensated to oversee operations at the Talawaan Property and as such he is considered an affiliate for the purposes of this transaction. See discussion Note 9 Capital Stock, Note 1 Nature of Operations and Note 12 Affiliate Transactions.

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

In the fourth quarter of 2014, the Company stopped receiving any financial information or documentation with respect to the production activities at the Talawaan property and the Ratatotok property. Attempts to communicate with operational personnel were unsuccessful. The Company ceased to book revenue from these properties from October 1, 2014. Against the background of the above, Management deemed it prudent to make a 100% provision against the carrying value of both properties in 2014. As a result, the Company has incurred an impairment charge of approximately $7 million.

On December 11, 2013, under the terms of an Asset Purchase Agreement, the Company, through its subsidiary Kalabat, finalized the purchase of an approximately 8.6 hectare non-producing gold mining property for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. The acquired property, with the project name of Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of one of Borneo's other gold mining properties, Ratatotok. See discussion Note 1 Nature of Operations.

As of December 31, 2014 and to date, the balance outstanding from accrued liabilities mine acquisition other was $110,000, respectively. See discussion Note 1 Nature of Operations.

On January 11, 2014, the Company through its subsidiary PT Puncak Kalabat, finalized the purchase of an approximately 14.7 hectare a non-producing gold mining property for $250,000, including an initial $15,000 payment in cash and four subsequent payments of $100,000, $50,000, $50,000 and $35,000 respectively. The acquired property, with the project name of Ratatotok Southeast, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the border of one of Borneo's other gold mining properties, Ratatotok. See discussion Note 1 Nature of Operations. On June 6, 2014, the payment terms of the agreement to purchase Ratatotok Southeast were amended for a renegotiation fee of $10,000. Under the terms of the amendment the seller acknowledged the receipt of $45,000, and in addition to the renegotiation fee of $10,000, the Company has agreed to make payments of $65,000 by June 20, 2014 and $150,000 by July 31, 2014. On August 12, 2014, the agreement was further amended to reduce the size of the property being acquired to be 7.1 hectares and the purchase price to be $150,000. On October 16, 2014, Jaya Emas entered into an agreement with the same seller that provides for Jaya Emas’ acquisition of the same 7.1 hectares land for approximately $69,000. The seller issued a statement letter confirming that, the payments received by him, in a total amount of approximately $150,000, have settled the purchase price in full for the 7.1 hectares land acquired by Jaya Emas.

Operating leases

On September 14, 2011, the Company signed an office rental agreement for its corporate offices in Bothell, Washington USA. The lease is month-to-month and the monthly rental is $300 per month.

On May 17, 2012, the Company signed an office rental agreement for offices in Hong Kong. The lease is for six months and the monthly rental is HKD$16,000 which equals approximately $2,100 per month. On September 6, 2012, effective December 1, 2012, the office rental agreement for the offices in Hong Kong has been extended in increments of an additional six months. The rental rate is HKD$19,515 per month which equals approximately $2,600 per month.

The Company pays a monthly rent of about $4,000 for its offices in Hong Kong. No written lease exists between the Company and the landlord.

On December 4, 2014, Jaya Emas signed a lease for an office in Indonesia. The term of the lease is two years and two months commencing on December 11, 2014. The annual rent is approximately $18,000, with two-month proportional rent payable upon signing the lease and yearly rent payable at the beginning of each one-year period.

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 12 – AFFILIATE TRANSACTIONS

The Seller from whom the Company purchased both the Talawaan Property and Ratatotok Property continues a significant relationship with the Company and is compensated to oversee operations at the Talawaan Property. As such the Company considers this person to be an affiliate. See discussion Note 1 Nature of Operations, Note 9 Capital Stock, and Note 11 Commitments and Contingencies.

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

During the periods ended December 31, 2014 and 2013, by mutual understanding, approximately $717,900 and $600,000, respectively, the excess funds available, after all mining operations expenses are paid, is retained by the Seller and offset against the Company’s obligations to him under the purchase agreements.

As of December 31, 2014 and 2013, the balance outstanding from accrued liabilities mine acquisition affiliate was $1,035,705 and $1,711,610, respectively. As of December 31, 2014 and December 31, 2013, the balance outstanding from promissory notes affiliate associated with the Debt Restructuring Agreement was $1,951,425.

During the periods ended December 31, 2014 and 2013, the Company earned $0 and $9,600, respectively, from the affiliate transaction included in statement of operations under line item “contract processing revenue”.

During the periods ended December 31, 2014 and 2013, the Company incurred and paid approximately $3,000 and $46,000, respectively, to the Seller for operational activities that are included in statement of operations under line item “costs applicable to sales”.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

As of December 31, 2014 and 2013, the balance outstanding from short term promissory – related party was $22,000 and $22,000, respectively. See discussion Note 8 Promissory notes.

As of December 31, 2014 and 2013, the balance outstanding from long term promissory – related party was $794,313 and $415,094, respectively. See discussion Note 8 Promissory notes.

As of December 31, 2014 and 2013, the balance outstanding from convertible notes – related party was $228,500 and $-0-, respectively. See discussion Note 7 Convertible notes payable.

NOTE 14 – INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes(“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

At December 31, 2014 the Company has available for federal income tax purposes a net operating loss carry forward of approximately $15,356,000, which expires in the year 2034, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Undistributed loss and earnings of Kalabat, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $1,331,933 and $454,892 at December 31, 2014 and 2013 respectively. Those earnings, as well as the investment in Kalabat are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

NOTE 14 – INCOME TAXES (Continued)

The components of income (loss) before income tax consist of the following:

	Year Ended December 31, 2014	Year Ended December 31, 2013
U.S. Operations	$(3,907,108)	$(2,876,596)
Hong Kong Operations	(797)	(1,625)
Indonesia Operations	(6,695,986)	501,360
Total	$(10,603,891)	$(2,376,861)

The components of the provision (benefit) for income taxes are as follows (presented to the nearest thousand):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Federal, State and Local	$-	$-
Indonesia income tax	78,000	63,000
Total	$78,000	$63,000

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (presented to the nearest thousand):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Income tax provision at federal statutory rate	$(3,605,000)	$(808,000)
State income taxes, net of federal benefit	-	-
Permanent differences	-	600,000
U.S. tax rate in excess of foreign tax rate	1,440,000	(107,000)
U.S. valuation allowance	2,087,000	378,000
Tax provision	$78,000	$63,000

NOTE 14 – INCOME TAXES (Continued)

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at December 31, 2014 expiring through the year 2034. Management estimates the NOL as of December 31, 2014 to be approximately $9,329,000. The utilization of our NOL’s will be significantly limited because of a change in ownership as defined under Section 382 of Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. We are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax asset as of December 31, 2014 and 2013 are as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Total deferred tax asset - from NOL carry forwards	$3,172,000	$1,378,000
Valuation allowance	(3,172,000)	(1,378,000)
Deferred tax asset, net of allowance	$-	$-

During the year ending December 31, 2014, the valuation allowance was increased by approximately $1,794,000 from December 31, 2013.

NOTE 15 - SUBSEQUENT EVENTS

Loans

On January 10, 2015, the Company issued a convertible promissory note of $75,000 at an original issue discount of $25,000. The note matures on May 10, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at March 10, 2015 or thereafter, into common stock of the Company. The conversion price per share is equal to 42% of the lowest intra-day trading price within the 20 days prior to a conversion notice. The note may be prepaid if the note holder does not object to such prepayment.

On January 12, 2015, Nils Ollquist, the Company’s Chief Executive Officer, assigned loans in the aggregate principal amount of $395,400 to a related party. On the same date the Company and the related party entered into a Convertible Note in the aggregate principal amount of $377,400 that superseded the notes transferred by Mr. Ollquist to the related party. The revised note bears interest at the rate of 0% per annum and was due on March 16, 2015. The note was convertible into the Company’s common stock at a price per share equal to 30% of the lowest trading price in the 25 trading days prior to the conversion date, provided that the conversion price could be subject to an additional 30% discount if certain conditions were not met. The note contains certain penalty provisions in the event that the shares of common stock issuable upon conversion of the note are not issued by the Company promptly.

On January 28, 2015, the Company issued a convertible promissory note for $55,000 at an original issue discount of $5,000. The note matures on January 15, 2016. The note bears an one-time interest at the rate of 10%. Upon an event of default, any portion of the principal or interest which has not been settled will increase to 120% of that amount immediately prior to the event of default. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of (i) $0.30 per share, (ii) 70% of the lowest sales price for the 20 trading days immediately preceding the date of the conversion notice. If the Company’s stock trades at a price less than $0.10 per share, the conversion price is equal to 60% of the lowest sales price for the 20 trading days immediately preceding the date of the conversion notice. The Company may prepay the note within the first 180-day period after issuance at 145% of the face amount plus any accrued interest. The Company will include on the first registration statement following the issuance of such note all shares issuable upon conversion of the note.

NOTE 15 - SUBSEQUENT EVENTS (Continued)

On February 9, 2015, the Company issued 419,287 shares of common stock upon conversion of a convertible promissory note. The shares were valued at a price of $0.0477 per share, 40% discount to $0.0795, which was the lowest volume weighted average price in the previous five trading days.

On March 4, 2015, the Company issued a convertible promissory note for $62,500 at an original issue discount of $5,000. The note is due on demand with a 30-day written notice. The note bears interest at the rate of 12% per annum computed on the basis of 360-day year, payable semi-annually, until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. Upon an event of default, any portion of the principal or interest which has not been settled will increase to 120% of that amount immediately prior to the event of default. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of 50% of the average closing bid prices for the five trading days immediately preceding the date of the conversion notice. The Company may prepay the note at any time with a 15-day written notice.

On March 5, 2015, the Company entered into a service agreement, pursuant to which the Company issued 250,000 shares of its common stock for financial advisory service to the Company. The agreement expires on June 4, 2015 and may be terminated prior to expiration with a 45-day written notice.

On March 5, 2015, the Company issued 400,000 shares of common stock in connection with conversion of a portion of a convertible note.

On March 10, 2015, the Company issued 250,000 shares of common stock in conjunction with a convertible note.

On March 26, 2015, the Company issued 300,000 shares of common stock in connection with conversion of a portion of a convertible note.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial and accounting officers concluded as of December 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

Written Policies & Procedures: We do not have written policies and procedures for accounting and financial reporting that establish a formal process to close our books monthly on an accrual basis and account for all transactions and prepare, review and submit SEC filings in a timely manner.

(b) Changes In Internal Control Over Financial Reporting

We did not have any changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Present Position and Offices

Nils A. Ollquist	59	President, Chief Executive Officer and Chairman of the Board of Directors

Terrence Kirk Filbert	55	Managing Director - Asia

Marco Hong Wai Ku	41	Chief Financial Officer

Carlo Muaja	46	Chief Operating Officer and Director

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Nils A. Ollquist was appointed as a director and our Chief Executive Officer and President on August 1, 2011. Since 1993, Mr. Ollquist has been the Managing Director of OFS Capital Group, a company providing business advisory services in Asia. He began his career in the Australian Treasury where he was involved in International Capital Markets issues and infrastructure financing. During this time he also served as Senior Executive Assistant to the Secretary of the Treasury, Sir Frederick Wheeler. Mr. Ollquist has worked for a major resources bank in Amsterdam, and in corporate finance in New York, Los Angeles and Sydney. He was an early pioneer in China-based investments, having founded Orient Packaging Holdings in Wuhan, China in 1997. The company subsequently listed in the United States and ultimately sold to a Canadian-listed forest products group. Mr. Ollquist served as a director of China Premium Lifestyle Enterprise, Inc. from February 2009 to August 2009. Mr. Ollquist is qualified to serve as an officer and director of the Company as a result of over 30 years of international banking and corporate finance experience in Australia and Asia, including business activities in Indonesia since 1993. His activities include several years as a specialist project and resource finance manager with a major European bank, and extensive experience in coal and iron ore financing in his native Australia.

Terrence Kirk Filbert, has served as our Managing Director of Asia since June 30, 2014. Mr. Filbert is currently an employee at Shellbridge Group Limited. From January 2011 to June 2013, Mr. Filbert was the co-founder and Managing Director of Big Blue Resources (Holdings) Limited, a Hong Kong based mining company. Prior to Big Blue Resources (Holdings) Limited., from 2005 to 2010, Mr. Filbert was employed as the Managing Director of Shellbridge Group Limited with offices in Shanghai and Zhuhai China, a company that involved in the import of thermal coal and asphalt to China and the export of building materials, home insulation and wood products from China to the United States and Australia.

Marco Hong Wai Ku was appointed as our Chief Financial Officer on October 31, 2014. Mr. Ku was Chief Financial Officer of China Marine Food Group Limited from July 2007 to October 2013. Mr. Ku obtained a bachelor’s degree in Finance from the Hong Kong University of Science and Technology in 1996, and is currently a Fellow Member of the Hong Kong Institute of Certified Public Accountants.

Carlo Muaja was appointed as a director and our Chief Operating Officer on August 1, 2011. For more than five years he has served as a consultant advising coal mining companies in Indonesia and other countries in the region in his individual capacity and not for any consulting entity. As our Chief Operating Officer, Mr. Muaja is responsible for development and execution of the Company’s concession acquisition strategy. Mr. Muaja is an Indonesian national based in Hong Kong. He was born in East Kalimantan province, Sumatra, Indonesia. He was educated in Asia and United States and spent several years as an auditor in the United States. Mr. Muaja is qualified to serve as an officer and director because of his strong network of relationships in both the government and private sector in Indonesia.

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

Code of Ethics

We have adopted a code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Director Independence.

We have no independent members on our Board of Directors.

Audit Committee and Charter

We currently do not have an audit committee and our Board of Directors performs the principal functions of an audit committee. In addition, we currently do not have an audit committee financial expert on our Board of Directors. We believe that we do not need an audit committee financial expert because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an audit committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2014, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except for the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Ronald Scott Chaykin	1	1	0
Terrence Kirk Filbert	1	0	2
Marco Hong Wai Ku	1	0	2

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning all compensation awarded to, earned by, or paid to the named executive officers during the fiscal years ended December 31, 2014 and 2013.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Nils A. Ollquist, Chief Executive Officer	2014	260.000	-	-	260,000
	2013	240,000	-	-	240,000

Ronald Scott Chaykin, Former Chief Financial Officer (1)	2014	150,000	-	-	150,000
	2013	180,000	50,000	-	230,000

Marco Hong Wai Ku, Chief Financial Officer (1)	2014	10,000	-	-	10,000
	2013	-	-	-	-

Terrence Kirk Filbert, Managing Director - Asia (2)	2014	90,000	-	-	90,000
	2013	-	-	-	-

___________________

(1)	On October 31, 2014, Mr. Ku replaced Mr. Chaykin to serve as the Company’s Chief Financial Officer.

(2)	Mr. Filbert joined the Company as Managing Director – Asia on June 30, 2014.

Employment Contracts and Termination of Employment or Change of Control

All of our officers serve as independent contractors. Mr. Ollquist, pursuant to a consulting agreement receives monthly compensation of $20,000. The original term was until September 30, 2014 but has been renewed annually for one-year periods pursuant to its terms. The agreement renews automatically for one year, and shall be automatically renewed for consecutive one year periods unless either party provides a written notice of non-renewal for any reason at least sixty days prior to the expiration date.

Mr. Ku, pursuant to a consulting agreement, received a base salary of $5,000 per month for October, November and December 2014, and has received $10,000 per month thereafter. The term of the agreement began on October 31, 2014 and continues until December 31, 2015. Upon the expiration of the term, if the agreement is not terminated, the agreement shall be automatically renewed for consecutive one quarter periods unless either party provides a written notice of non-renewal for any reason at least thirty days prior to the applicable term.

Mr. Filbert, pursuant to a consulting agreement, received a base salary of $15,000 per month. The term of the agreement began on June 30, 2014 and was automatically renewed for one year on February 28, 2015.

The Company has an oral agreement to pay Carlo Muaja HK$25,000 (approximately US$3,400) each month for his service as our Chief Operating Officer. The original term expired on September 30, 2014 but was automatically renewed for one year, and shall be automatically renewed for consecutive one year periods unless the Company or Mr. Muaja provides a written notice of non-renewal for any reason at least sixty days prior to the expiration date.

The Company agrees to reimburse the officers for reasonable out-of-pocket and travel expenses but each officer needs to obtain the Company’s approval before incurring expenses that exceed $1,000 in any one-month period. The agreements also include standard indemnification provisions where the Company will indemnify each officer for claims against the officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2015 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Except as otherwise indicated, all common stock is owned directly and the beneficial owners listed in the table below possess sole voting and investment power with respect to the stock indicated, and the address for each beneficial owner is c/o Borneo Resource Investments Ltd., 19125 North Creek Parkway, Suite 120, Bothell, Washington 98011.

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Officers and Directors
Nils A. Ollquist	11,922,007	15.62%
Carlo Daniel Muaja	10,544,518	13.84%
Marco Hong Wai Ku	-	-
Terrence Kirk Filbert	-	-
All officers and directors as a group (4 persons)	22,466,525	29.26%

Other Principal Stockholders
George Matin (2)	12,653,422	16.61%
West Century Investments Ltd. (3)	7,589,287	9.96%

(1)

Based on 76,179,892 shares of common stock issued and outstanding as of March 31, 2015. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares of common stock or restricted common stock that such person has the right to acquire within 60 days of March 31, 2015, including through the exercise of stock options or warrants. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any stock or restricted common stock that such person or persons has the right to acquire within 60 days of March 31 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	George Matin’s address is 1801 Avenue Of The Stars, Los Angeles, CA 90067.

(3)	West Century Investments Ltd. is located at 2201 Times Square, Shell Tower, 1 Matheson St., Causeway Bay, Hong Kong.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

On November 21, 2012, the Company loaned $5,000 from Mr. Ollquist and issued him a promissory note. The promissory note has a term of ninety days and pays compound interest of five percent per annum. The term was extended to December 31, 2015. The amount of accrued interest as of December 31, 2014 was $555.

Mr. Ollquist made a number of long-term loans to the Company evidenced by promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. During 2014 and 2013, the aggregate amount of such loans made were $274,219 and $365,094, respectively, and the amounts of accrued interest were $43,780 and $33,763, respectively. The aggregate balance outstanding at December 31, 2014 was $639,313.

Mr. Matin made a number of short term loans to the Company. The promissory notes have a term of thirty to ninety days and pay compound interest of five percent per annum. In 2012, Mr. Matin made loans in an aggregate amount of $15,000. The terms of these loans were extended to December 31, 2015 and have accrued interests in an aggregate amount of $1,631 as of December 31, 2014. On February 7, 2013, Mr. Matin loaned the Company $2,000. This loan is due December 31, 2015 and has accrued interest of $198 as of December 31, 2014.

Mr. Martin made a number of long-term loans to the Company evidenced by promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. During 2014 and 2013, the aggregate amounts of such loans made were $50,000 and $5,000, respectively, and the amounts of accrued interest were $3,420 and $232, respectively. The aggregate balance outstanding at December 31, 2014 was $55,000.

On March 28, 2014, the Company loaned $100,000 from Mr. Muaja and issued him a promissory note. The promissory note has a term of five years and pays compound interest of five percent per annum. The amount of accrued interest was $3,873.

Item 14. Principal Accounting Fees and Services.

Audit Fees. For the fiscal year ended December 31, 2014 and 2013, we were billed by RBSM LLP for the audit of our annual financial statements and review of our quarterly financial statements in a total amount of $90,500 and $45,000, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2014 and 2013, we were billed by RBSM LLP a total of $0 and $0, respectively, for audit-related fees.

Tax Fees. For the fiscal year ended December 31, 2014 and 2013, we were billed by RBSM LLP a total of $0 and $0, respectively, for tax compliance, tax advice, and tax planning work.

All Other Fees. There were no other service fees for 2014 or 2013.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Name of Exhibit

3.1(1)	Articles of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Agreement and Plan of Merger by end between Aventura Resorts, Inc. and Interich International Limited
10.2 (1)	Form of convertible note
10.3 (1)	Form of warrant
10.4 (1)	Contract with Nils. A. Ollquist, Chief Executive Officer
10.5 (2)	Management Agreement with Orient Financial Services
10.6 (4)	Description of an oral employment agreement between Carlo Muaja and the Company
10.7 (5)	Purchase Agreement, dated March 5, 2013, with PT Puncak Kalabat for Gold Property
10.8 (7)	Promissory Note with Nils A. Ollquist
10.9 (6)	Purchase Agreement, dated March 22, 2013, with PT Puncak Kalabat Ratatotok Property
10.10 (8)	Deed of Sale of Shares, effective June 1, 2013
10.11 (8)	Equity Entrustment Agreement, effective June 1, 2013
10.12 (8)	Stock Purchase Agreement, effective June 1, 2013
10.13 (9)	Debt Restructuring Agreement (with Promissory Note), dated December 17, 2013
10.14 (10)	Consulting Agreement with Marco Hong Wai Ku, dated October 31, 2014
21*	List of Subsidiaries
31.1	Certification pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

(1)	Filed with the Securities and Exchange Commission, on May 11, 2012, as an exhibit to the Registrant’s Registration Statement on Form 10, which exhibit is incorporated herein by reference.
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

(5)	Filed with the Securities and Exchange Commission, on March 11, 2013, as an exhibit to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.
(6)	Filed with the Securities and Exchange Commission, on March 28, 2013, as an exhibit to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.
(7)	Filed with the Securities and Exchange Commission, on April 1, 2013, as an exhibit to the Registrant’s Annual Report on Form 10-K, which exhibit is incorporated herein by reference.
(8)	Filed with the Securities and Exchange Commission, on June 14, 2013, as an exhibit to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.
(9)	Filed with the Securities and Exchange Commission, on December 23, 2013, as an exhibit to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.
(10)	Filed with the Securities and Exchange Commission on November 7, 2014, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORNEO RESOURCE INVESTMENTS LTD.

Dated: April 15, 2015	By:	/s/ Nils Ollquist
Nils Ollquist
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nils Ollquist	President and Chief Executive Officer,	April 15, 2015
Nils Ollquist	Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

/s/ Carlo Muaja	Chief Operating Officer and Director	April 15, 2015
Carlo Muaja

