Form 10-Q
period 2015-03-31
Borneo Resource Investments Ltd.
filed 2015-05-19
CIK 1355732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

BORNEO RESOURCE INVESTMENTS LTD.
(Exact name of registrant as specified in its charter)

Nevada	000-54707	20-3724019
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

11/F, Admiralty Centre, Tower 2

 18 Harcourt Road, Admiralty

 Hong Kong

 (Address of principal executive offices) (Zip code)

852-9377-6536

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2015, the registrant had 78,355,412 shares of common stock outstanding.

BORNEO RESOURCE INVESTMENTS LTD.

QUARTERLY REPORT ON FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

BORNEO RESOURCE INVESTMENTS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$98,185	$119,172
Total current assets	98,185	119,172

Property & equipment:
Mining Property	366,815	366,815
Buildings – net	-	10,000
Equipment – net	-	30,245
	366,815	407,060
Other assets:
Deposits and prepayments	24,818	4,318
Other receivable	2,000

Total other assets	26,818	4,318

Total assets	$491,818	$530,550

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued interest	$1,148,870	$1,098,678
Accrued liabilities - mine acquisition - affiliate	1,035,705	1,035,705
Accrued liabilities - mine acquisition - other	110,000	110,000
Income Taxes Payable	141,134	141,134
Accrued liabilities – other	178,639	59,562
Convertible notes payable net of deferred debt discount of $891,362 and $652,337 as of March 31, 2015 and December 31, 2014 respectively	1,423,476	772,851
Derivative Liability - Convertible Notes	3,410,388	2,834,998
Promissory notes – affiliates	1,951,425	1,951,425
Promissory notes - related parties	22,000	22,000
Promissory notes – other	86,500	86,500
Total current liabilities	9,508,137	8,112,853

Promissory notes - long-term - related parties	398,914	794,313
Promissory notes - long-term – other	355,216	355,216

Total liabilities	10,262,267	9,262,382

Commitments and contingencies	-	-

Stockholders' Deficit:
Borneo stockholders' deficit:
Preferred stock; $0.001 par value; 100,000,000 shares authorized, none issued and outstanding as of March 31, 2015 and December 31, 2014 respectively	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized, 76,179,892 ahares and 74,560,605 shares issued and outstanding as of March 31, 2015, and December 31, 2014 respectively	76,180	74,561
Additional paid in capital	7,288,367	7,174,736
Accumulated deficit	(16,505,665)	(15,355,901)
Total Borneo stockholders' deficit	(9,141,118)	(8,106,604)

Noncontrolling interest	(629,331)	(625,228)
Total stockholders' deficit	(9,770,449)	(8,731,832)

Total liabilities and stockholders' deficit	$491,818	$530,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Sales	$-	$324,427
Contract Processing	-	60,000
	-	384,427
Costs and expenses
Costs applicable to sales	-	246,783
Depreciation	-	8,834
General and administrative	597,642	252,148
Stock based compensation	67,500	-

Operating loss	(665,142)	(123,338)

Other income (expense)
Interest income	193	7
Interest expense	(152,553)	(42,469)
Amortization of debt discount	(827,751)	-
Derivative liability expense on convertible debt	491,386	-

Income (loss) before provision for income taxes	(1,153,867)	(165,800)

Provision for income taxes:
Current	-	(7,744)
Deferred	-	-
Total income taxes	-	(7,744)

Net loss	(1,153,867)	(173,544)

Net income attributable to noncontrolling interests	(4,103)	5,610

Net loss attributable to Borneo shareholders	$(1,149,764)	$(179,154)

Weighted avearge number of common shares outstanding (basic and fully diluted)	75,035,423	74,250,459

Net income (loss) per common share (basic and fully diluted)	$(0.02)	$(0.002)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

From January 1, 2015 to March 31, 2015

(Unaudited)

			Additional
	Common stock		Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Interest	Total
Balance, December 31, 2014	74,560,605	$74,561	$7,174,736	$(15,355,901)	$(625,228)	$(8,731,832)

Common stock issued for conversion of debt	1,119,287	1,119	46,631	-	-	47,750
Common stock issued in conjunction with convertible note	250,000	250	32,250	-	-	32,500
Common stock issued for services	250,000	250	34,750	-	-	35,000
Net loss for the period ended March 31, 2015	-	-	-	(1,149,764)	(4,103)	(1,153,867)
Balance, March 31, 2015	76,179,892	$76,180	$7,288,367	$(16,505,665)	$(629,331)	$(9,770,449)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,153,867)	$(173,544)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	8,076
Amortization of deferred debt discount on convertible notes	827,751	-
Derivative liability expense on convertible notes	(491,386)	-
Non-cash expenses	67,500
Debt issuance and initial discount on convertible notes	144,500	-
Loss on disposal of equipment	40,245
Deposits and restricted cash	-	15,000
Changes in operating assets and liabilities:
Deposits and other assets	(22,500)
Accounts payable and accrued interest	32,197	161,900
Accrued liabilities - mine acquisition	-	57,516
Income Taxes Payable	-	7,744
Accrued liabilities - other	119,073	-
Net cash used in operating activities	(436,487)	76,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in asset purchase transaction	-	(270,650)
Net cash provided by investing activities	-	(270,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of debt issuance paid	415,500	(70,000)
Proceeds from promissory notes - long-term - related parties	-	221,157
Proceeds from promissory notes - short term - other, net		37,309
Net cash provided by financing activities	415,500	188,466

Net (decrease) increase in cash and cash equivalents	(20,987)	(5,492)

Cash and cash equivalents at beginning of period	119,172	8,785

Cash and cash equivalents at end of period	$98,185	$3,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of notes payable and accrued interest	$47,750	$-
Beneficial conversion feature on convertible notes	$1,066,775	$-
Long term loan reclass to convertible loan and accrued interest	$395,393	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORNEO RESOURCE INVESTMENTS LTD.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

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

PT Borneo Jaya Emas (“Jaya Emas”) was established on October 16, 2014 under the laws of the Republic of Indonesia by the two officers of the Company. On December 10 2014, both Company officers deliver the Shares of “Jaya Emas” equally to the “Borneo HK” and Shellbridge Group Limited. On December 10, 2014, Borneo HK entered into agreement (the Deed of Equity Entrustment Agreement”) to purchase “PT Borneo” shares from Shellbridge Group Limited. The transfer of such shares is subject to the approval by the BKPM. Borneo HK obtained the required approval from BKPM on February 17, 2015. Shellbridge held the shares of Jaya Emas in a trust for the benefit of Borneo HK during the time when Borneo HK was obtaining the required approval. After Borneo HK received the approval, the shares are now in the process of being transferred to Borneo HK from Shellbridge, after which, Borneo HK will holds 100% of the equity interest of Jaya Emas. Jaya Emas is our principal vehicle in Indonesia to hold assets and conduct operations.

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

Beginning in May 2013, in anticipation of the closing of transaction enabling the Company to acquire Puncak, the procedures on the Talawaan Property began to change. Prior to and through May 2013, the mining activities on the Talawaan Property operated as what could best be described as that of a cooperative. With the approval of the Seller, teams of individuals would granted areas on the property, and at their own discretion over their activities, mine the site. Whatever ore they recovered was delivered to a central processing point. The ore would then be processed and the costs of processing were shared by the Seller and the miners. Once the gold was recovered and sold to local buyers, the Seller and the miners would then share the profits, after the necessary adjustments for processing costs. In addition, the equipment on the Talawaan Property was used by the miners on site, but by other miners in the area for their activities. Beginning in May 2013, the Company began to implement a coordinated operating structure and the tracking all mining and processing activities on the Talawaan Property. In that the Talawaan Property had not been historically operated as a business, the company is treating the acquisition of the Talawaan Property as a purchase of a mining property, mining equipment and tools.

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

On December 17, 2013, under the terms of a Debt Restructuring Agreement (the “Restructuring Agreement”), the Company, Kalabat and the Seller of the "Talawaan Property," agreed to reduce the balance to be paid by $2,500,000 from $4,650,000 to $2,150,000, in exchange for 100,000 shares of Borneo stock and a non-interest bearing promissory note. Under the terms of the promissory note the Company agreed to make a payment of $20,000 on or before December 25, 2013, a payment of $30,000 on or before December 31, 2013, a payment of $500,000 on or before January 31, 2014, and a final payment of $1,600,000 on or before March 31, 2014. The Seller was compensated to oversee exploration at the Talawaan Property and as such he was considered an affiliate for the purposes of this transaction. See discussion Note 9 Capital Stock, Note 11 Commitments and Contingencies and Note 12 Affiliate Transactions.

In the fourth quarter of 2014, the Company stopped receiving any financial information or documentation with respect to the exploration activities at the Talawaan property and the Ratatotok property. Attempts to communicate with operational personnel were unsuccessful. The Company ceased to book revenue from these properties from October 1, 2014. Against the background of the above, Management deemed it prudent to make a 100% provision against the carrying value of both properties in 2014. As a result, the Company has incurred an impairment charge of approximately $7 million.

On December 11, 2013, under the terms of an Asset Purchase Agreement, the Company through its subsidiary Kalabat, finalized the purchase of an approximately 8.6 hectare non-producing gold mining property (“Ratatotok South”) for $250,000, including an initial $150,000 payment in cash and two subsequent payments of $50,000 each. Ratatotok South, is located near the village of Ratatotok in the Southeast Minahasa Regency of the North Sulawesi Province of Indonesia. The property is adjacent to the southern border of Ratatotok. Because Ratatotok South had not historically been operated as a business, the company is treating the acquisition of the Ratatotok South as a purchase of a mining property, mining equipment and tools. See discussion Note 11 Commitments and Contingencies. This property has since begun exploration of gold.

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

NOTE 3 - BASIS OF PRESENTATION

The condensed consolidated balance sheet presented as of December 31, 2014 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on April 15, 2015.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015.

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

Kalabat was formed on March 28, 2013.

Borneo HK was formed on May 27, 2014.

Jaya Emas was formed on October 15, 2014.

NOTE 4 – GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statement, the Company has accumulated a deficit of $16,505,665 as of March 31, 2015. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of business activities or on the ability of the Company to obtain necessary financing to fund ongoing exploration. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

To meet these objectives, the Company continues to seek other sources of financing in order to support existing exploration and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its business activities.

The accompanying unaudited condensed consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail business activities or be unable to continue in existence.

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

The Company has earned revenue types from sale of gold as well as contract processing of third party’s gold ore in our processing facilities. Revenue from sale of gold is recognized when title and risk of loss is passed on to the customer generally upon manual delivery of product to the customer subject to assurance of collection. Contract processing income is recognized when services are performed and collection is assured.

Cost of Revenue

Cost of revenue consists of costs associated with extracting ore from the ground, transportation, exploration that are directly related to a revenue-generating. The Company becomes obligated to make payments to miners @ 30% of net revenue profit sharing in the period the product are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Inventories

Product inventories are valued at the lower of average processing cost and net realizable value. Work-in-process inventories, including ore stockpiles, are valued at the lower of average processing cost and net realizable value, after an allowance for further processing costs. Finished goods inventory, characterized as concentrate, is valued at the lower of average processing cost and net realizable value. Materials and supplies are valued at the lower of cost and replacement cost. The inventory on hand was $-0- and $-0- at March 31, 2015 and December 31, 2014, respectively.

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

Plant and equipment is recorded at cost and amortized using the straight-line method. The accumulated costs of mining properties that are developed to the stage of commercial exploration are amortized using the units of production method, based on proven and probable reserves (as defined by National Instrument 43-101).

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

In the fourth quarter of 2014, the Company stopped receiving any financial information or documentation with respect to the exploration activities at the Talawaan property and the Ratatotok property. Attempts to communicate with relevant personnel were unsuccessful. The Company ceased to book revenue from these properties from October 1, 2014. Against the background of the above, Management deemed it prudent to make a 100% provision against the carrying value of both properties in 2014. As a result, the Company has incurred an impairment charge of approximately $7 million.

The impairment expenses were $10,000 and $-0- during the three months ended March 31, 2015 and 2014, respectively.

Reclamation and rehabilitation obligations

The Company recognizes provisions for statutory, contractual, constructive or legal obligations associated with the decommissioning and reclamation of mining property, plant and equipment, when those obligations result from the acquisition, construction, exploration of the assets. A liability is recognized at the time environmental disturbance occurs and the resulting costs are capitalized to the corresponding asset. The provision for reclamation and rehabilitation obligations is estimated using expected cash flows based on engineering and environmental reports prepared by third-party industry specialists and is discounted at a pre-tax rate specific to the liability. The capitalized amount is amortized on the same basis as the related asset.

In subsequent periods, the liability is adjusted for any changes in the amount or timing of the estimated future cash costs and for the accretion of discounted underlying future cash flows. The unwinding of the effect of discounting the provision is recorded as a finance cost in profit or loss for the period.

The reclamation expenses was $-0 and $-0- during the three months ended March 31, 2015 and 2014, respectively.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, cash consists of a checking account and money market account held by financial institutions.

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

The project deposit $-0- and $-0- at March 31, 2015 and December 31, 2014, respectively.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic income or loss per share has been computed by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. All of the shares issuable upon conversion of the notes payable and exercise of warrants had exercise prices greater than the average market price of the Company’s common stock during the three months ended March 31, 2015 and 2014 and are excluded from the calculation of diluted net income per share because their effect is anti-dilutive. Shares issuable upon conversion of the notes payable and exercise of warrants have been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

For the three months ended March 31, 2015 and 2014, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument(“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015 and December 31, 2014.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015. There were no transfers of financial assets between levels during the three months ended March 31, 2015.

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2015
	2015	Level 1	Level 2	Level 3
Derivative liability – Notes	$3,410,388	$	$	$3,410,388

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2015 and 2014.

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

As of March 31, 2015 and December 31, 2014, the Company did not have any issued and outstanding stock options.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration and Credit Risk, Significant Customers and Supplier Risk

The Company’s principal business activities are all carried out in Indonesia. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Indonesia, and by the general state of Indonesia’s economy. The Company’s business activities in Indonesia are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

For the three months ended March 31, 2015, we did not generate any revenue; for the three months ended March 31, 2014, two customers accounted for 100% of total revenue.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses through March 31, 2015.

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

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its unaudited consolidated financial statements.

Reclassification

Certain reclassifications have been made to confirm prior period data to the current presentation. These reclassifications had no effect on reported income.

NOTE 6 – MINING PROPERTY, PLANT AND EQUIPMENT

Mining property, plant and equipment comprise:

	Mining property	Machinery & equipment	Building	Total
Cost
Balance at December 31, 2014	$366,815	$46,007	$10,000	$422,822
Mining equipment acquired	-	-	-	-
Ratatotok South property purchase	-	-	-	-
Mining equipment disposed	-	(46,007)	-	(46,007)
Impairment	-	-	(10,000)	(10,000)

Balance at March 31, 2015	$366,815	$-	$-	$366,815

Accumulated depreciation and impairment
Balance at December 31, 2014	$-	$15,762	$-	$15,762
Depreciation	-	-	-	-
Mining equipment disposed	-	(15,762)		(15,762)
Impairment

Balance at March 31, 2015	$-	$-	$-	$-

Net book value
At December 31, 2014	$366,815	$30,245	$10,000	$407,060
At March 31, 2015	$366,815	$-	$-	$366,815

As disclosed in Note 1, on January 11, 2014, the Company through its subsidiary Kalabat, finalized the purchase of an approximately 14.7 hectare non-producing gold mining property (“Ratatotok Southeast”) for $250,000. However, on August 12, 2014, the agreement was further amended to reduce the size of the property being acquired to be 7.1 hectares and the purchase price to be $150,000. During the three months ended March 31, 2015, the Company disposed the mining equipment of a net book value of $30,245 (net of accumulated depreciation) and recorded the $30,245 as the loss on disposal of equipment in the accompanying unaudited condensed consolidated statement of operations.

NOTE 6 – MINING PROPERTY, PLANT AND EQUIPMENT (Continued)

In the first quarter of 2015, management deemed it prudent to make a 100% provision against the carrying value of the building in 2015. As a result of which, the Company has incurred an impairment charge of approximately $10,000.

The impairment expenses was $10,000 and $-0- during three months ended March 31, 2015 and 2014. The depreciation expenses was $-0- and $8,834 during three months ended March 31, 2015 and 2014.

Management believes the Company has diligently investigated rights of ownership of all of the mining properties to a level which is acceptable by prevailing industry standards with respect to the current stage of each property in which it has an interest and, to the best of its knowledge, all agreements relating to such ownership rights are in good standing. All properties may be subject to prior claims, agreements or transfers, and rights of ownership may be affected by undetected defects and incidents.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Senior Secured Convertible Notes (“Notes”) represents amounts received from unrelated lenders under the terms of the private placement offering.

At March 31, 2015 and December 31, 2014, convertible notes were comprised of the following:

	March 31, 2015		December 31, 2014
Senior Secured Convertible Promissory Note (net of unamortized debt discount of $0 at December 31, 2014 and December 31, 2013), in default		$75,000	$75,000
8% convertible promissory note, due on June 5, 2015		30,000	50,000
12% convertible promissory note, $27,250 due on September 15, 2016 and $50,000 due on March 3, 2017, respectively		77,250	55,000
8% convertible promissory note, due on September 30, 2015		105,000	105,000
8% convertible promissory note, due on September 10, 2015		100,000	50,000
8% convertible promissory note, due on September 10, 2015		50,000	50,000
8% convertible promissory note, each installment of $17,500 due on the 18th day of each month beginning on March 18, 2015; the Company is currently in default with this note.		115,000	115,000
10% convertible promissory note, due on October 22, 2015		160,000	105,000
12% convertible promissory note, due on May 10, 2015 ; the Company is currently in default with this note.		75,000	75,000
10% convertible promissory note, due on March 15, 2015; the Company is currently in default with this note.		180,000	180,000
8% convertible promissory note, due on December 5, 2015		82,688	82,688
10% convertible promissory note, due on December 16, 2015		300,000	150,000
8% convertible promissory note, due on August 24, 2015		104,000	104,000
50% convertible promissory note, due on April 15, 2015; the Company is currently in default with this note.		228,500	228,500
0% convertible promissory note, due on May 10, 2015; the Company is currently in default with this note.		75,000	-
10% convertible promissory note, due on January 15, 2016		55,000	-
12% convertible promissory note, due on March 3, 2016		62,500	-
12% convertible promissory note, due on March 4, 2016		62,500	-
50% convertible promissory note, due on April 15, 2015; the Company is currently in default with this note.		377,400	-
Total		2,314,838	1,425,188
Less: unamortization of deferred debt discount		(891,362)	(652,337)
Net total		1,423,476	772,851
Less: Current portion		$(1,423,476)	$(772,851)
Long Term portion	$		$-

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

From October 2011 to December 2011, the Company sold and issued convertible notes (the “Notes”) and warrants to accredited investors. The Notes are secured by all assets of the Company and its subsidiaries. Maturity is one year from the closing of the offering, unless converted by the note holder prior to the maturity date into the Company’s common stock. The interest rate of the notes is 8% per annum, payable on a semi-annual basis, with the interest rate increasing to 14% per annum upon and so long as a default continues. Under the terms of the Notes, effective October 31, 2012, two Notes with principal amounts totaling $75,000 are in default, and as provided for under the terms of the Notes the interest rate increased to 14% per annum. The number of shares of common stock the note holder is entitled to is determined by dividing the aggregate principal amount and all accrued and then unpaid interest thereon by $0.30. In addition, under the terms of the private placement offering, for each dollar of principal amount of the convertible notes, the subscriber to the private placement also received a two year warrant (i.e. 1,025,000 warrants), from the date of the closing of the private placement offering to purchase shares of the Company’s common stock at exercise price of $0.30 per share. The Notes had a beneficial feature of $375,571 and the fair value of warrants at the date of grant was $649,429. In accordance with ASC 470-20, the Company allocated the proceeds from the issuance of the Notes to the warrants and the Notes based on their fair market values at the date of issuance using the Black-Scholes model. The value assigned to the warrants was $649,429 and $375,571 was assigned to the beneficial conversion feature on debt. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. The discount was amortized over the original one-year term of the Notes as additional interest expense. For the three months ended March 31, 2015 and 2014 $-0- was amortized and shown as interest expense.

On August 6, 2013, the Company issued $37,500 in the form of a convertible promissory note. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes mature on May 6, 2014, and may be prepaid during the period from issuance to May 6, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment. The holder has the option to convert any balance of principal and interest which is unpaid at February 2, 2014 or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%. Under the terms of the convertible promissory note, the Company is not in default. On January 30, 2014, the Company repaid this convertible note with accrued interest, prepayment charges and principal balance of $37,500.

On October 2, 2013, the Company issued $32,500 in the form of a convertible promissory note. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes mature on July 5, 2014, and may be prepaid during the period from issuance to July 5, 2014, in full, at various rates ranging from 115% to 140% of the principal balance plus accrued interest to the date of prepayment. The holder has the option to convert any balance of principal and interest which is unpaid at March 30, 2014 or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%. Under the terms of the convertible promissory note, the Company is not in default. On March 28, 2014, the Company repaid this convertible note with accrued interest, prepayment charges and principal balance of $32,500.

On November 22, 2013, the Company issued $42,500 in the form of a convertible promissory note. The notes bear interest at the rate of 8% until they mature, or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The notes matured on August 26, 2014. The holder has the option to convert any balance of principal and interest which is unpaid at February 2, 2014 or thereafter, into common stock of the Company. The rate of conversion for these notes is calculated as the average of the lowest three trading prices during the ten trading days immediately preceding such conversion, discounted by 42%. Under the terms of the convertible promissory note, the Company is in default.

On July 11, 2014, the Company issued a convertible promissory note of $50,000. The note bears interest at the rate of 8% until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The note matures on June 5, 2015, and may not be prepaid without the consent of the holder. The holder has the option to convert any balance of principal and interest which is unpaid at a period of six months or thereafter, into common stock of the Company. The conversion price per share is equal to 60% of the lowest volume weighted average price for the Company’s common stock during the five trading day period immediately preceding the date of a conversion notice. Under the terms of the convertible promissory note, the Company is not in default. On February 9, 2015, the Company issued 419,287 shares of common stock upon conversion of a portion of this convertible promissory note. The shares were valued at a price of $0.0477 per share, 40% discount to $0.0795, which was the lowest volume weighted average price in the preceding five trading days. The balance of the principal of the convertible promissory note is $30,000 as of March 31, 2015.

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

On September 15, 2014, the Company issued to an investor a convertible promissory note for a principal amount of up to $300,000 at an original issue discount of 10% of the amount borrowed. The investor initially paid cash consideration of $55,000 (at an original issue discount of $5,000) under this note on September 15, 2014 and may further fund the note at its sole direction. On March 4, 2015, the investor paid additional cash consideration of $50,000 (at an original issue discount of $5,000). Each installment becomes due two years from the date of such payment. The Company may prepay the note within the first 90 days after issuance at no interest; thereafter, a one-time interest at the rate of 12% applies to the note until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lesser of $0.32 or 60% of the lowest trading price in the 25 trading days prior to the conversion. The Company must include all of the shares issuable upon conversion of the note in its first registration statement that it files after the issuance of the note. On March 5, 2015, the Company issued 400,000 shares of common stock upon conversion of $15,000 of this note. On March 26, 2015, the Company issued 300,000 shares of common stock upon conversion of $12,750 of this note. The balance of the principal of the convertible promissory note is $77,250 as of March 31, 2015.

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

On September 18, 2014, the Company issued to an investor a convertible promissory note for a principal amount of $280,000 at an original issue discount of $25,000. The note was paid for by the investor in three tranches: $115,000 (at an original issue discount of $10,000) paid by cash on September 22, 2015 and $165,000 (at an original issue discount of $15,000) paid by two 8% notes each with a principal amount of $82,500 issued by the investor. The investor has not paid cash consideration for the two $82,500 notes. Each tranche matures on the date that is 21 months after the cash consideration was delivered; provided, however, that beginning on the date that is six months after the cash consideration is delivered and on the same day of each month thereafter until the maturity date, the Company must repay $17,500 plus any unpaid interest accrued on the lowest-numbered then cash funded tranche or such other amount equal to the total outstanding balance under the note if this amount is lower than $17,500 (the “Installment Amount”). In addition to or in lieu of cash, the Company may elect to repay the Installment Amount with a number of shares of its common stock equal to each Installment Amount divided by, the lesser of (i) the Lender Conversion Price (as defined below) and (ii) 65% of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable election (the “Market Price”) or 60% of the Market Price if such Market Price is below $0.25. The Company is required to deliver additional shares to the investor to adjust for any decrease in the average of the three lowest closing bid prices in the 20 trading days following the repayment. The note bears interest at the rate of 10% per annum until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22%. The holder has the option to convert any balance of principal (of the tranches for which cash consideration has been paid for) and interest which is unpaid at any time after issuance, into common stock of the Company, at a conversion price per share of $0.50 (the “Lender Conversion Price”), provided that at any time when the note is outstanding, the Lender Conversion Price will be automatically reduced to such lower price at which the Company’s common stock is issued or other securities are convertible or exercisable into the Company’s common stock. The note may be prepaid at 125% of the face amount plus any accrued interest. As of filing date, under the terms of the convertible promissory note the Company is in default.

On September 19, 2014, the Company issued to an investor two convertible promissory notes, each for a principal amount of $50,000. One note was paid for with cash in September 2014; the other note was paid for by an offsetting 8% note issued by the investor. Such offsetting note has not paid for by the investor with cash. The notes mature on September 10, 2015. The note bears interest at the rate of 8% per annum starting September 10, 2014 until they are repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal (for which cash consideration has been paid for) and interest which is unpaid, into common stock of the Company. The conversion price per share is 60% of the lowest closing bid price of the ten trading days prior to the date of a conversion notice. The funded note may not be prepaid after the 180th day.

On September 22, 2014, the Company issued to an investor two convertible promissory notes, each for a principal amount of $50,000. One note was paid for with cash in September 2014; the other note was initially paid for by an offsetting 8% note issued by such investor and such offsetting note was subsequently paid for by the investor with cash in March 2015. The notes mature on September 10, 2015. The notes bear interest at the rate of 8% per annum starting September 10, 2014 until they are repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The investor has the option to convert any balance of unpaid principal and interest of the two notes (after fully funded with cash for the second note), into common stock of the Company. The conversion per share is equal to 60% of the lowest closing bid price of the ten trading days prior to the date of a conversion notice. The first funded note may not be prepaid after the 180th day; the second funded note may not be prepaid.

On October 22, 2014, the Company issued to an investor a convertible promissory note for a principal amount of up to $220,000 at an original issue discount of 10% of the amount borrowed. The investor initially paid cash consideration of $50,000 (at an original issue discount of $5,000) under this note in October 2014 and may further fund the note at its sole direction. In November 2014 and March 2015, the investor paid additional cash consideration of $55,000 (at an original issue discount of $5,000), respectively. The note matures on October 22, 2015. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 20% per annum. The investor has the option to convert any balance of principal and interest which is unpaid into common stock of the Company. The conversion price per share is equal to 60% of the lowest trading price within the 20 consecutive trading days prior to a conversion notice. At any time when the note is outstanding, the investor has the right to participate, in the Company’s financing in an amount exceeding $50,000, at similar or betters terms. If the Company repays the note within the first 180 days after issuance, it will be repaid at 135% of the face amount plus any accrued interest. The note may not be prepaid after 180th day without the consent of the note holder.

On November 10, 2014, the Company issued a convertible promissory note for $75,000 at an original issue discount of $25,000. The note matured on May 10, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 58% of the lowest intra-day trading price within the 20 days prior to a conversion notice. As of filing date, under the terms of the convertible promissory note the Company is in default.

On November 12, 2014, the Company issued a convertible promissory note for $180,000 at an original issue discount of $30,000. The note matured on March 15, 2015. The note bears interest at the rate of 10% per annum until it is repaid or until there was an event of default; thereafter, any portion of the principal and interest which had not been settled became subject to interest at the rate of 22% per annum. The holder now has the option to convert, any balance of principal and unpaid interest, into common stock of the Company. The conversion price per share is equal to 60% of the average of the three lowest daily volume weighted average prices during the 20 business days immediately preceding a conversion date. Nils A. Ollquist, the Company’s President and Chief Executive Officer, pledged 2,250,000 shares of the Company’s common stock to the investor and granted the investor a first priority security interest in such shares, as collateral for the Company’s performance of its obligations under this note. As of filing date, under the terms of the convertible promissory note the Company is in default.

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

On November 20, 2014, the Company issued a convertible promissory note for $104,000. The note matures on August 24, 2015. The note bears interest at the rate of 8% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 22% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 58% (representing a discount rate of 42%) multiplied by the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. If the Company repays the note within the first 151 days to 180 days after issuance, it will be repaid at to 140% of the face amount plus any accrued interest. The note may not be prepaid after 180th day.

On December 5, 2014, the Company issued to an investor two convertible promissory notes, each for $82,688 at a 5% original issue discount. One note was paid for with cash in December 2014; the other note was paid for by an offsetting 8% note issued by the investor. Such offsetting note has not been paid for by the investor with cash. The notes mature on December 5, 2015. The notes bear interest at the rate of 8% per annum until they are repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 24% per annum. The holder has the option to convert any balance of principal (for which cash consideration has been paid for) and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 65% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received. The Company may prepay the funded note at 139% of the face amount plus any accrued interest from the first 121 days to 150 days and at 145% of the face amount plus any accrued interest from the first 151 days to 180 days.

On December 16, 2014, the Company issued a convertible promissory note for $300,000 ($150,000 received in December 2014 and $150,000 received in January 2015) at an original issue discount of $50,000. The note matures on December 16, 2015. The note bears interest at the rate of 10% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 15% per annum. In addition, upon an event of default, the holder may require the Company to prepay all or a portion of the note at a 120% price of the principal amount and all accrued and unpaid interest. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of (i) 60% of the lowest sales price for the 20 trading days immediately prior to the original issue date; or (ii) 60% of lowest sales price for the 20 days immediately prior to the voluntary conversion date. The Company may prepay the note within the first six months after issuance at 130% of the face amount plus any accrued interest. On March 10, 2015, the Company issued 250,000 shares of common stock in conjunction with convertible notes and valued at $32,500. The balance of the principal of the convertible promissory note is $300,000 as of March 31, 2015.

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

On April 29, 2014, the Company issued a convertible promissory note for $228,500 to Shellbridge Group Limited. The note matured on January 29, 2015. The holder agreed to roll over such note so it became due on April 15, 2015. In consideration for the rollover, the holder will receive a fee of 10% of the unpaid principal and accrued as of April 15, 2015. The note bears interest at the rate of 50% per annum until it is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 65% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at a period of 180 days after issuance or thereafter, into common stock of the Company. The conversion price per share is equal to 30% (representing a discount rate of 70%) multiplied by the Market Price, the average of the lowest trading prices for the common stock during the 25 trading day period prior to the conversion date. As of filing date, under the terms of the convertible promissory note the Company is in default. See discussion Note 13 Related Party Transactions.

On January 10, 2015, the Company issued a convertible promissory note of $75,000 at an original issue discount of $25,000. The note matured on May 10, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at March 10, 2015 or thereafter, into common stock of the Company. The conversion price per share is equal to 58% of the lowest intra-day trading price within the 20 days prior to a conversion notice. As of filing date, under the terms of the convertible promissory note the Company is in default.

On January 12, 2015, Nils Ollquist, the Company’s Chief Executive Officer, assigned loans in the aggregate principal amount of $395,400 to a related party. On the same date the Company and the related party entered into a Convertible Note in the aggregate principal amount of $377,400 that superseded the notes transferred by Mr. Ollquist to the related party. The revised note bears interest at the rate of 50% per annum and initially became due on March 16, 2015. On March 15, 2015, the note holder agreed to roll over the note so that it became due on April 15, 2015. In consideration for the rollover, the holder will receive a fee of 10% of the unpaid principal and accrued as of April 15, 2015. The note was convertible into the Company’s common stock at a price per share equal to 30% of the lowest trading price in the 25 trading days prior to the conversion date, provided that the conversion price could be subject to an additional 30% discount if certain conditions were not met. The note contains certain penalty provisions in the event that the shares of common stock issuable upon conversion of the note are not issued by the Company promptly. As of filing date, under the terms of the convertible promissory note the Company is in default. See discussion Note 13 Related Party Transactions.

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

On March 4, 2015, the Company issued a convertible promissory note for $62,500. The note becomes due on demand with a 30-day written notice after one year following the issuance date. The note bears interest at the rate of 12% per annum computed on the basis of 360-day year, payable semi-annually, until the note is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of 50% of the average closing bid prices for the five trading days immediately preceding the date of the conversion notice. The Company may prepay the note at any time with a 15-day written notice.

On March 5, 2015, the Company issued a convertible promissory note for $62,500. The note becomes due on demand with a 30-day written notice after one year following the issuance date. The note bears interest at the rate of 12% per annum computed on a basis of 360-day year, payable semi-annually, until the note is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of 50% of the average closing bid prices for the five trading days immediately preceding the date of the conversion notice. The Company may prepay the note at any time with a 15-day written notice.

Accrued and unpaid interest for convertible notes at March 31, 2015 and December 31, 2014 was $282,848 and $123,828 respectively, and is included in “Accounts payable and accrued interest” on the accompanying unaudited condensed consolidated balance sheets.

Interest expenses to above for the three months ended March 31, 2015 and 2014 was $107,142 and $3,867, respectively.

Original issue discount to above for the three months ended March 31, 2015 and 2014 was $67,500 and $-0-, respectively and is included in “Interest expenses” on the accompanying unaudited condensed consolidated statement of operations.

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

Derivative liabilities

Due to the variable conversion price associated with the above convertible promissory notes, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Note, the Company determined a fair value of the embedded derivative at March 31, 2015 and December 31, 2014 of $1,066,775 and $1,027,584, respectively. The fair value of the embedded derivative was determined using intrinsic value up to the face amount of the convertible promissory notes.

The initial fair value of the embedded debt derivative at March 31, 2015 and December 31, 2014 of $1,066,775 and $1,027,584, respectively was allocated as a debt discount and derivatives liability. The debt discount is being amortized over the term of the convertible promissory notes. The Company recognized a charge of $827,751 for the three months ended March 31, 2015 for amortization of this debt discount and as of March 31, 2015, the unamortized debt discount amounted to $891,361.

The fair value of the described embedded derivative of $3,410,388 at March 31, 2015 was determined using the Black-Scholes Model with the following assumptions:

Fair Value of Common Stock	$0.29
Risk-Free Interest Rate	0.03% - 0.67%
Expected Volatility of Common Stock	255.71%
Dividend Yield	0.08-0.67
Expected life of the conversion feature	Years

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating income of $491,386 for the three months ended March 31, 2015.

The following table represents the Company’s derivative liability activity for the three months ended March 31, 2015:

Derivative liability balance, December 31, 2014	$2,834,999

Issuance of derivative liability during the year ended March 31, 2015	1,066,775

Change in derivative liability during the year ended March 31, 2015	(491,386)

Derivative liability balance, March 31, 2015	$3,410,388

NOTE 8 – PROMISSORY NOTES

Long term promissory notes- other

The following table details loans made by non-affiliated third party to the Company in the form of long-term promissory notes. The promissory notes have a term of five years and pay compound interest of five percent per annum. Under the terms of the promissory notes, the Company is not in default.

	March 31, 2015	December 31, 2014
5% West Century, due on August 07, 2018	$11,000	$11,000
5% West Century, due on August 10, 2018	6,000	6,000
5% West Century, due on August 26, 2018	50,000	50,000
5% West Century, due on September 02, 2018	6,000	6,000
5% West Century, due on October 06, 2018	100,000	100,000
5% West Century, due on November 24, 2018	150,000	150,000
5% West Century, due on December 01, 2018	32,216	32,216
Total	$355,216	$355,216

During the three months ended March 31, 2015, there were no additions or repayment of long term promissory notes- other.

Accrued and unpaid interest for above at March 31, 2015 and December 31, 2014 was $26,357 and $21,691, respectively, and is included in “Accounts payable and accrued interest” on the accompanying unaudited condensed consolidated balance sheets.

Interest expenses to above for the three months ended March 31, 2015 and 2014 is $4,666 and $4,439, respectively.

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

	March 31, 2015	December 31, 2014
5% Nils Ollquist, due on February 15, 2018	$-	$250,000
5% Nils Ollquist, due on April 04, 2018	-	50,000
5% Nils Ollquist, due on July 03, 2018	-	5,094
5% Nils Ollquist, due on July 30, 2018	-	50,000
5% Nils Ollquist, due on September 30, 2018	-	10,000
5% George Matin, due on September 3, 2018	50,000	50,000
5% Nils Ollquist, due on January 09, 2019	-	12,858
5% Nils Ollquist, due on January 14, 2019	-	4,466
5% Nils Ollquist, due on January 14, 2019	-	4,236
5% Nils Ollquist, due on January 29, 2019	-	8,746
5% Nils Ollquist, due on January 30, 2019	20,000	20,000
5% Nils Ollquist, due on February 24, 2019	19,956	19,956
5% Nils Ollquist, due on February 27, 2019	1,256	1,256
5% Nils Ollquist, due on February 28, 2019	22,089	22,089
5% Nils Ollquist, due on March 21, 2019	14,130	14,130
5% Nils Ollquist, due on March 14, 2019	1,000	1,000
5% Nils Ollquist, due on March 25, 2019	3,500	3,500
5% Nils Ollquist, due on March 29, 2019	21,550	21,550
5% Nils Ollquist, due on April 2, 2019	11,938	11,938
5% Nils Ollquist, due on April 11, 2019	4,500	4,500
5% Nils Ollquist, due on May 30, 2019	71,943	71,943
5% Nils Ollquist, due on June 11, 2019	3,203	3,203
5% Nils Ollquist, due on June 23, 2019	48,848	48,848
5% George Matin, due on January 30, 2019	4,000	4,000
5% George Matin, due on February 13, 2019	1,000	1,000
5% Carlo Muaja, due on March 28, 2019	100,000	100,000
Total	$398,914	$794,313

During the three months ended March 31, 2015, there were no additions or no repayment of long term promissory notes- related parties.

On January 12, 2015, Nils Ollquist, the Company’s Chief Executive Officer, assigned loans in the aggregate principal amount of $395,400 to a related party.

Accrued and unpaid interest for above at March 31, 2015 and December 31, 2014 was $21,200 and $51,305 respectively, and is included in “Accounts payable and accrued interest” on the accompanying unaudited condensed consolidated balance sheets.

Interest expenses to above for the three months ended March 31, 2015 and 2014 was $5,845 and $6,069, respectively.

NOTE 8 – PROMISSORY NOTES (Continued)

Short Term Debts Promissory notes-Others

The following table details loans made by non-affiliated third party to the Company in the form of short-term promissory notes. Under the terms of the promissory notes, the Company is not in default.

	March 31, 2015	December 31, 2014

5% West Century, due on September 11, 2015	$10,000	$10,000
5% West Century, due on October 2, 2015	10,000	10,000
5% West Century, due on November 22, 2015	7,500	7,500
8% P Dichiara, due on July 27, 2015	24,000	24,000
8% P Dichiara, due on July 28, 2015	10,000	10,000
12% H Adanczyk on August 10, 2015	25,000	25,000
Total	$86,500	$86,500

On March 28, 2014, the holder of the loan with a principal balance of $30,000 agreed to exchange the principal and interest on the note for shares of common stock of the Company (see discussion Note 9 Capital Stock).

During the three months ended March 31, 2015, there were no additions or repayment of short term promissory notes- other.

Accrued and unpaid interest for above at March 31, 2015 and December 31, 2014 was $8,882 and $6,992, respectively, and is included in “Accounts payable and accrued interest” on the accompanying unaudited condensed consolidated balance sheets.

Interest expenses to above for the three months ended March 31, 2015 and 2014 is $1,889 and $1,600, respectively.

Short Term Debts Promissory notes-related parties

The following table details loans made by related party to the Company in the form of short-term promissory notes.

	March 31, 2015	December 31, 2014
5% Nils Ollquist due on December 31, 2015	$5,000	$5,000
5% George Matin due on December 31, 2015	5,000	5,000
5% George Matin due on April 30, 2015; the Company is currently in default with this note.	5,000	5,000
5% George Matin due on April 30, 2015; the Company is currently in default with this note.	5,000	5,000
5% George Matin due on April 30, 2015; the Company is currently in default with this note.	2,000	2,000
Total	$22,000	$22,000

During the three months ended March 31, 2015, there were no additions or repayment of short term promissory notes- related parties.

Accrued and unpaid interest for above at March 31, 2015 and December 31, 2014 was $2,686 and $2,384, respectively, and is included in “Accounts payable and accrued interest” on the accompanying unaudited condensed consolidated balance sheets.

Interest expenses to above for the three months ended March 31, 2015 and 2014 is $302 and $287, respectively.

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

As of March 31, 2015 and December 31, 2014, there were no shares of preferred stock issued and outstanding.

Common stock

The Company authorized the issuance of 400,000,000 shares of common stock, par value $0.001.

As of March 31, 2015 and December 31, 2014 there were 76,179,892 and 74,560,605 shares of common stock issued and outstanding, respectively.

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

NOTE 10 – WARRANTS

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2015 and December 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price

$0.60	5,100,000	5.00	$0.60	5,100,000	$0.60

Transactions involving the Company’s warrant issuance are summarized as follows:

		Stock Warrants
		Weighted Average
		Exercise
	Shares	Price
Outstanding at December 31, 2012	1,025,000	$0.30
Granted in 2013	5,100,000	0.60
Cancelled
Expired	(860,000)	0.30
Exercised	(165,000)	$0.30
Outstanding at December 31, 2014	5,100,000	$0.60
Granted in 2015	-	-
Cancelled
Expired	-	-
Exercised	-	$-
Outstanding at March 31, 2015	5,100,000	$0.60

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

On December 17, 2013, under the terms of a Debt Restructuring Agreement (the “Restructuring Agreement”), the Company, Kalabat and the Seller of the "Talawaan Property," agreed to reduce the balance to be paid by $2,500,000 from $4,650,000 to $2,150,000, in exchange for 100,000 shares of Borneo stock and a non-interest bearing promissory note. Under the terms of the promissory note the Company agreed to make a payment of $20,000 on or before December 25, 2013, a payment of $30,000 on or before December 31, 2013, a payment of $500,000 on or before January 31, 2014, and a final payment of $1,600,000 on or before March 31, 2013. The Seller was compensated to oversee exploration at the Talawaan Property and as such he was considered an affiliate for the purposes of this transaction. See discussion Note 9 Capital Stock, Note 1 Nature of Operations and Note 12 Affiliate Transactions.

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

In the fourth quarter of 2014, the Company stopped receiving any financial information or documentation with respect to the exploration activities at the Talawaan property and the Ratatotok property. Attempts to communicate with relevant personnel were unsuccessful. The Company ceased to book revenue from these properties from October 1, 2014. Against the background of the above, Management deemed it prudent to make a 100% provision against the carrying value of both properties in 2014. As a result, the Company has incurred an impairment charge of approximately $7 million.

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

As of March 31, 2015 and December 31, 2014, the balance outstanding from accrued liabilities mine acquisition other was $110,000, respectively. See discussion Note 1 Nature of Operations.

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

During the periods ended March 31, 2015 and December 31 2014, by mutual understanding, approximately $-0- and $717,900, respectively, the excess funds available, after all exploration expenses are paid, is retained by the Seller and offset against the Company’s obligations to him under the purchase agreements.

As of March 31, 2015 and December 31, 2014, the balance outstanding from accrued liabilities mine acquisition affiliate was $1,035,705, respectively. As of March 31, 2015 and December 31, 2014, the balance outstanding from promissory notes affiliate associated with the Debt Restructuring Agreement was $1,951,425, respectively.

During the three months ended March 31, 2015 and 2014, the Company incurred and paid approximately $-0- and $2,000, respectively, to the Seller for activities that are included in statement of operations under line item “costs applicable to sales”.

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

As of March 31, 2015 and December 31, 2014, the balance outstanding from short term promissory – related party was $22,000 and $22,000, respectively. See discussion Note 8 Promissory notes.

As of March 31, 2015 and December 31, 2014, the balance outstanding from long term promissory – related party was $398,914 and $794,313, respectively. See discussion Note 8 Promissory notes.

As of March 31, 2015 and December 31, 2014, the balance outstanding from convertible notes – related party was $605,900 and $228,500, respectively. See discussion Note 7 Convertible notes payable.

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

At March 31, 2015 the Company has available for federal income tax purposes a net operating loss carry forward of approximately $15,356,000, which expires in the year 2034, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Undistributed loss and earnings of Kalabat, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $1,122,162 and $1,331,933 at March 31, 2015 and December 31, 2014 respectively. Those earnings, as well as the investment in Kalabat are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

NOTE 14 – INCOME TAXES (Continued)

The components of income (loss) before income tax consist of the following:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
U.S. Operations	$(944,097)	$(3,907,108)
Hong Kong Operations	-	(797)
Indonesia Operations	(209,771)	(6,695,986)
Total	$(1,153,867)	$(10,603,891)

The components of the provision (benefit) for income taxes are as follows (presented to the nearest thousand):

	Three Months Ended March 31, 2015		Year Ended December 31, 2014
Federal, State and Local	$		$-
Indonesia income tax		-	78,000
Total		$-	$78,000

The table below summarizes the reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision (presented to the nearest thousand):

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Income tax provision at federal statutory rate	$(392,000)	$(3,605,000)
State income taxes, net of federal benefit		-
Permanent differences		-
U.S. tax rate in excess of foreign tax rate	45,000	1,440,000
U.S. valuation allowance	347,000	2,087,000
Tax provision	$-	$78,000

NOTE 14 – INCOME TAXES (Continued)

We have a net operating loss (“NOL”) carry forward for U.S. income tax purposes at March 31, 2015 expiring through the year 2034. Management estimates the NOL as of March 31, 2015 to be approximately $16,300,000. The utilization of our NOL’s will be significantly limited because of a change in ownership as defined under Section 382 of Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carry forwards may be significantly limited as to the amount of use in a particular years. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the deferred tax asset is the aforementioned NOL. We are not able to predict if such future taxable income will be more likely than not sufficient to utilize the benefit. As such, we do not believe the benefit is more likely than not to be realized and we recognize a full valuation allowance for those deferred tax assets. Our deferred tax asset as of March 31, 2015 and December 31, 2014 are as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Total deferred tax asset - from NOL carry forwards	$5,542,000	$3,172,000
Valuation allowance	(5,542,000)	(3,172,000)
Deferred tax asset, net of allowance	$-	$-

During the three months ended March 31, 2015, the valuation allowance was decreased by approximately $2,370,000 from December 31, 2014.

NOTE 15 - SUBSEQUENT EVENTS

On April 2, 2015, an investor paid off with cash an offsetting 8% note with principal amount of $50,000 that was issued to the Company in connection with the convertible promissory note of the Company purchased by such investor on September 19, 2014.

On April 17, 2015, the Company issued 350,000 shares of common stock in conjunction with conversion of a portion of note.

On April 28, 2015, the Company issued 399,074 shares of common stock in connection with conversion of a portion of a convertible note.

On April 29, 2015, the Company issued a convertible promissory note for a principal amount of $30,000 at an original issue discount of $5,000. The note matures on June 30, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum.

On May 7, 2015, the Company issued 826,446 shares of common stock in connection with conversion of a portion of a convertible note.

On May 7, 2015, the Company issued 600,000 shares of common stock in connection with conversion of a portion of a convertible note.

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

Our Business

Borneo is currently engaged in mineral exploration activities in Indonesia. We are in the exploration stage. Our vision is to develop a portfolio of precious metal resource assets in Indonesia, with gold mines as our current focus. Our strategy is largely driven by the long term demand for precious metals arising from China and India.

We control some mining properties through our subsidiaries Kalabat and Jaya Emas. These properties do not have known reserves. We currently do not have detailed exploration plans with respect to our mining properties. We are assessing funding opportunities and intend to develop comprehensive exploration plans when sufficient funds are available.

Our main activities have been small-scaled exploration through local contractors at some of these properties. In the three months ended March 31, 2015 and 2014, we generated $-0- and $324,427, respectively, from selling gold resulted from the exploratory activities. In the past, we also generated revenue from charging third parties for their uses of our gold ore processing facilities at the Talawaan property, however, such activities have ceased since the Talawaan property was fully impaired in the fourth quarter of 2014.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues. Following the write down of the investment in the Talawaan and Ratatotok properties, as recorded in the 2014 Form 10-K, the Company did not generate any revenue in the three months ended March 31, 2015. In the three months ended March 31, 2014, we generated $324,427 from selling approximately 11.7 kilograms of gold at an average price of around $27,700/kilogram, that were resulted from processing approximately 3,100 tons of gold ore obtained in the exploratory activities. During the same period, $60,000 was generated from 3rd party usage of our processing facilities. During the period under review however, we were actively developing the processing capacity at the Ratatotok Southeast property as well as constructing infrastructure necessary to support a total heap-leach processing with annual capacity of 25,000 tonnes.

During the month of April 2015, construction of the new 10,000-tonne pad was completed and a trial production commenced, the output of which was extracted and processed in early May 2015. Management expects that this production will be sold before the end of May 2015 and that the Company is expected to be revenue generating from Q2 2015 onwards.

In the fourth quarter of 2014, the Company stopped receiving any financial information or documentation with respect to the exploration activities at the Talawaan property and the Ratatotok property. Attempts to communicate with relevant personnel were unsuccessful. The Company ceased to book revenue from these properties beginning October 1, 2014. Against the background of the above, Management deemed it prudent to make a 100% provision against the carrying value of both properties as of December 31, 2014. As a result, the Company has incurred an impairment charge of approximately $7 million. Associated accrued liabilities of approximately $3 million due to the seller of the properties remained on the balance sheet as of March 31, 2015, which will be written back if and when such liabilities are extinguished. Management intends to pursue the write back of approximately $3 million in the year of 2015.

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

Operating Loss. As a result of the above, we incurred operating losses of $665,142 and $123,338 for the three months ended March 31, 2015 and 2014.

Net Interest Expense, Amortization of Debt Discount and Derivative Liability Expense on Convertible Debt. Net interest expense increased as a result of the utilization of debt to fund exploration. Net interest expense was higher, amortization of debt discount and derivative liability expense on convertible debt were incurred in the three months ended March 31, 2015, due to convertible notes issued during this period.

Income Taxes. No income tax for three months ended March 31, 2015 due to no income was incurred in this quarter.

Net Loss. As a result of the above, we incurred a loss of $1,153,867 and $173,544 for the three months ended March 31, 2015 and 2014.

Liquidity and Capital Resources

Cash Flows for the three months ended March 31, 2015

At March 31, 2015, we had a working capital deficit of $9,409,952 and stockholders’ deficit of $9,770,449. We had cash equivalents of $98,185. Cash used in operating activities was $436,487 for the three months ended March 31, 2015. During the three months ended March 31, 2015, cash used by investing activities was $-0- and cash provided by financing activities for the three months ended March 31, 2015 was $415,500, mainly from the issuance of promissory notes.

Cash Flows for the three months ended March 31, 2014

At March 31, 2014, we had a working capital deficit of $4,888,251 and stockholders’ equity of $1,564,404. We had cash equivalents of $3,293. Cash generated from operating activities was $76,692 for the three months ended March 31, 2014 and a net loss of $173,544 for the same period. During the three months ended March 31, 2014, cash used by investing activities was $270,650 as a result of investments in fixed assets. Cash provided by financing activities for the three months ended March 31, 2014 was $188,466 and came primarily from the issuance of promissory notes from related parties.

Financial Position

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of business activities and on the ability of the Company to obtain necessary financing to fund ongoing exploration.

Borneo fully impaired two gold mines in the fourth quarter of 2014 and now holds two other gold mines that have had small-scaled exploration activities. To continue its business activities over the next twelve months, the Company needs about $1,400,000 for salaries for their officers and to meet other administrative expenses. To meet these objectives, the Company continues to seek financing in order to support existing exploration and expand the range and scope of its business. It will only be able to pursue its gold mining exploration activities if financing is found. It will only be able to pursue coal mining operations if it is able to obtain a business partner to conduct coal mining operations. However, there are no assurances that financing for either activity can be obtained on acceptable terms and timely manner, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its business activities.

Financing

On January 10, 2015, the Company issued a convertible promissory note of $75,000 at an original issue discount of $25,000. The note matures on May 10, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at March 10, 2015 or thereafter, into common stock of the Company. The conversion price per share is equal to 58% of the lowest intra-day trading price within the 20 days prior to a conversion notice. The note may be prepaid if the note holder does not object to such prepayment. As of filing date, under the terms of the convertible promissory note the Company is in default.

On January 12, 2015, Nils Ollquist, the Company’s Chief Executive Officer, assigned loans in the aggregate principal amount of $395,400 to a related party. On the same date the Company and the related party entered into a Convertible Note in the aggregate principal amount of $377,400 that superseded the notes transferred by Mr. Ollquist to the related party. The revised note bears interest at the rate of 50% per annum and initially became due on March 16, 2015. On March 15, 2015, the note holder agreed to roll over the note so that it became due on April 15, 2015. In consideration for the rollover, the holder will receive a fee of 10% of the unpaid principal and accrued as of April 15, 2015. The note was convertible into the Company’s common stock at a price per share equal to 30% of the lowest trading price in the 25 trading days prior to the conversion date, provided that the conversion price could be subject to an additional 30% discount if certain conditions were not met. The note contains certain penalty provisions in the event that the shares of common stock issuable upon conversion of the note are not issued by the Company promptly. As of filing date, under the terms of the convertible promissory note the Company is in default.

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

On March 4, 2015, the Company issued a convertible promissory note for $62,500. The note becomes due on demand with a 30-day written notice after one year following the issuance date. The note bears interest at the rate of 12% per annum computed on the basis of 360-day year, payable semi-annually, until the note is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of 50% of the average closing bid prices for the five trading days immediately preceding the date of the conversion notice. The Company may prepay the note at any time with a 15-day written notice.

On March 5, 2015, the Company issued a convertible promissory note for $62,500. The note becomes due on demand with a 30-day written notice after one year following the issuance date. The note bears interest at the rate of 12% per annum computed on a basis of 360-day year, payable semi-annually, until the note is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of 50% of the average closing bid prices for the five trading days immediately preceding the date of the conversion notice. The Company may prepay the note at any time with a 15-day written notice.

On April 29, 2015, the Company issued a convertible promissory note for a principal amount of $30,000 at an original issue discount of $5,000. The note matures on June 30, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum.

Certain of our noteholders may choose to convert their convertible notes into shares of the Company’s common stock.  Depending on the amount of notes converted and the conversion price, if any, the conversion could, in the aggregate, result in the noteholders beneficially owning a majority of the Company’s shares.

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

The Company has earned revenue types from sale of gold as well as contract processing of third party’s gold ore in our processing facilities. Revenue from sale of gold is recognized when title and risk of loss is passed on to the customer generally upon manual delivery of product to the customer subject to assurance of collection. Contract processing income is recognized when services are performed and collection is assured.

Cost of Revenue

Cost of revenue consists of costs associated with extracting ore from the ground, transportation, exploration that are directly related to a revenue-generating. The Company becomes obligated to make payments to miners @ 30% of net revenue profit sharing in the period the product are delivered or occur. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying income statement.

Inventories

Product inventories are valued at the lower of average processing cost and net realizable value. Work-in-process inventories, including ore stockpiles, are valued at the lower of average processing cost and net realizable value, after an allowance for further processing costs. Finished goods inventory, characterized as concentrate, is valued at the lower of average processing cost and net realizable value. Materials and supplies are valued at the lower of cost and replacement cost. The inventory on hand was $-0- and $-0- at March 31, 2015 and December 31, 2014, respectively.

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

Plant and equipment is recorded at cost and amortized using the straight-line method. The accumulated costs of mining properties that are developed to the stage of commercial exploration are amortized using the units of production method, based on proven and probable reserves (as defined by National Instrument 43-101).

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

In the fourth quarter of 2014, the Company stopped receiving any financial information or documentation with respect to the exploration activities at the Talawaan property and the Ratatotok property. Attempts to communicate with relevant personnel were unsuccessful. The Company ceased to book revenue from these properties from October 1, 2014. Against the background of the above, Management deemed it prudent to make a 100% provision against the carrying value of both properties in 2014. As a result, the Company has incurred an impairment charge of approximately $7 million.

The impairment expenses were $10,000 and $-0- during the three months ended March 31, 2015 and 2014, respectively.

Reclamation and rehabilitation obligations

The Company recognizes provisions for statutory, contractual, constructive or legal obligations associated with the decommissioning and reclamation of mining property, plant and equipment, when those obligations result from the acquisition, construction, exploration of the assets. A liability is recognized at the time environmental disturbance occurs and the resulting costs are capitalized to the corresponding asset. The provision for reclamation and rehabilitation obligations is estimated using expected cash flows based on engineering and environmental reports prepared by third-party industry specialists and is discounted at a pre-tax rate specific to the liability. The capitalized amount is amortized on the same basis as the related asset.

In subsequent periods, the liability is adjusted for any changes in the amount or timing of the estimated future cash costs and for the accretion of discounted underlying future cash flows. The unwinding of the effect of discounting the provision is recorded as a finance cost in profit or loss for the period.

The reclamation expenses was $-0 and $-0- during the three months ended March 31, 2015 and 2014, respectively.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, cash consists of a checking account and money market account held by financial institutions.

Prepaid Project Expenses

The Company accounts for payments made in advance of the transfer of title on mine properties being acquired as project prepayments. When the payment specified by the agreement is made and the property title is transferred to the Company, the costs associated with the property, are accounted for as described above in Mining Properties, Plant and Equipment.

The project deposit $-0- and $-0- at March 31, 2015 and December 31, 2014, respectively.

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

Net Loss Per Share, basic and diluted

The Company has adopted Accounting Standards Codification Subtopic 260-10, Earnings Per Share (“ASC 260-10) specifying the computation, presentation and disclosure requirements of earning per share information. Basic income or loss per share has been computed by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. All of the shares issuable upon conversion of the notes payable and exercise of warrants had exercise prices greater than the average market price of the Company’s common stock during the three months ended March 31, 2015 and 2014 and are excluded from the calculation of diluted net income per share because their effect is anti-dilutive. Shares issuable upon conversion of the notes payable and exercise of warrants have been excluded as a common stock equivalent in the diluted loss per share because their effect is anti-dilutive on the computation.

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

For the three months ended March 31, 2015 and 2014, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The Company's financial instruments, as defined by Accounting Standard Codification subtopic 825-10, Financial Instrument(“ASC 825-10), include cash, accounts payable and convertible note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015 and December 31, 2014.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015. There were no transfers of financial assets between levels during the three months ended March 31, 2015.

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2015
	2015	Level 1	Level 2	Level 3
Derivative liability – Notes	$3,410,388	$	$	$3,410,388

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheet at fair value.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2015 and 2014.

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

As of March 31, 2015 and December 31, 2014, the Company did not have any issued and outstanding stock options.

Concentration and Credit Risk, Significant Customers and Supplier Risk

The Company’s principal business activities are all carried out in Indonesia. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Indonesia, and by the general state of Indonesia’s economy. The Company’s business activities in Indonesia are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

For the three months ended March 31, 2015, we did not generate any revenue; for the three months ended March 31, 2014, two customers accounted for 100% of total revenue.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses through March 31, 2015.

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

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its unaudited consolidated financial statements.

Reclassification

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness in the Company’s internal controls over financial reporting:

Resources: We had one full-time employee in finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions and prepare, review and submit SEC filings in a timely manner. This will be more important in the future when the Company’s operations become more complex.

(b) Changes In Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2015, the Company issued a convertible promissory note in the principal amount of $75,000 at an original issue discount of $25,000. The note matures on May 10, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at March 10, 2015 or thereafter, into common stock of the Company. The conversion price per share is equal to 42% of the lowest intra-day trading price within the 20 days prior to a conversion notice. The note may be prepaid if the note holder does not object to such prepayment.

On January 12, 2015, Nils Ollquist, the Company’s Chief Executive Officer, assigned loans in the aggregate principal amount of $395,400 to a related party. On the same date the Company and the related party entered into a Convertible Note in the aggregate principal amount of $377,400 that superseded the notes transferred by Mr. Ollquist to the related party. The revised note bears interest at the rate of 50% per annum and was due on April 15, 2015. The note was convertible into the Company’s common stock at a price per share equal to 30% of the lowest trading price in the 25 trading days prior to the conversion date, provided that the conversion price could be subject to an additional 30% discount if certain conditions were not met. The note contains certain penalty provisions in the event that the shares of common stock issuable upon conversion of the note are not issued by the Company promptly.

On January 28, 2015, the Company issued a convertible promissory note in the principal amount of $55,000 at an original issue discount of $5,000. The note matures on January 15, 2016. The note bears an one-time interest at the rate of 10%. Upon an event of default, any portion of the principal or interest which has not been settled will increase to 120% of that amount immediately prior to the event of default. The holder has the option to convert any balance of principal and interest which is unpaid any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of (i) $0.30 per share, (ii) 70% of the lowest sales price for the 20 trading days immediately preceding the date of the conversion notice. If the Company’s stock trades at a price less than $0.10 per share, the conversion price is equal to 60% of the lowest sales price for the 20 trading days immediately preceding the date of the conversion notice. The Company may prepay the note within the first 180-day period after issuance at 145% of the face amount plus any accrued interest. The Company will include on the first registration statement following the issuance of such note all shares issuable upon conversion of the note.

On February 9, 2015, the Company issued 419,287 shares of common stock upon conversion of a convertible promissory note. The shares were valued at a price of $0.0477 per share, 40% discount to $0.0795, which was the lowest volume weighted average price in the previous five trading days.

On March 4, 2015, the Company issued a convertible promissory note in the principal amount of $62,500. The note becomes due on demand with a 30-day written notice after one year following the issuance date. The note bears interest at the rate of 12% per annum computed on the basis of 360-day year, payable semi-annually, until the note is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of 50% of the average closing bid prices for the five trading days immediately preceding the date of the conversion notice. The Company may prepay the note at any time with a 15-day written notice.

On March 5, 2015, the Company issued a convertible promissory note for $62,500. The note becomes due on demand with a 30-day written notice after one year following the issuance date. The note bears interest at the rate of 12% per annum computed on a basis of 360-day year, payable semi-annually, until the note is repaid or until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 18% per annum. The holder has the option to convert any balance of principal and interest which is unpaid at any time after issuance, into common stock of the Company. The conversion price per share is equal to the lower of 50% of the average closing bid prices for the five trading days immediately preceding the date of the conversion notice. The Company may prepay the note at any time with a 15-day written notice.

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

On April 17, 2015, the Company issued 350,000 shares of common stock in conjunction with conversion of a portion of note.

On April 28, 2015, the Company issued 399,074 shares of common stock in connection with conversion of a portion of a convertible note.

On April 29, 2015, the Company issued a convertible promissory note for a principal amount of $30,000 at an original issue discount of $5,000. The note matures on June 30, 2015. The note bears no interest until there is an event of default; thereafter, any portion of the principal or interest which has not been settled will be subject to interest at the rate of 12% per annum.

On May 7, 2015, the Company issued 826,446 shares of common stock in connection with conversion of a portion of a convertible note.

On May 7, 2015, the Company issued 600,000 shares of common stock in connection with conversion of a portion of a convertible note.

All of the above issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default under the convertible notes with principal amounts totaling $75,000 issued between October 2011 and December 2011 to certain investors. These notes accrue interest at a default rate of 14% per annum. In total, $1,025,000 was recorded as an increase in additional paid-in capital and was netted with the Convertible Note value. For the three months ended March 31, 2015 and 2014 $-0- was amortized and shown as interest expense.

The Company is in technical default under a convertible notes with a principal amount of $42,500 issued on November 22, 2013. The notes bear default interest at the rate of 22% per annum. The notes matured on August 26, 2014.

The Company is in technical default under a convertible notes with a principal amount of $228,500 issued to Shellbridge Group Limited on April 29, 2014. The note matured on January 29, 2015. The holder agreed to roll over such note so it became due on April 15, 2015. It is expected that the note will be extended to June 30, 2015.

The Company is in technical default under a convertible notes with a principal amount of $180,000 (at an original issue discount of $30,000) issued on November 12, 2014. The note matured on March 15, 2015 and it is expected that the note will be extended to June 30, 2015. Nils A. Ollquist, the Company’s President and Chief Executive Officer, pledged 2,250,000 shares of the Company’s common stock to the investor and granted the investor a first priority security interest in such shares, as collateral for the Company’s performance of its obligations under this note.

The Company is in technical default under a convertible notes with a principal amount of $75,000 (at an original issue discount of $25,000) issued on January 10, 2015. The note matured on May 10, 2015 and is currently in the process of extension.

The Company is in technical default under a convertible notes with a principal amount of $377,400 issued on January 12, 2015. The note initially became due on March 16, 2015. On March 15, 2015, the note holder agreed to roll over the note so that it became due on April 15, 2015. It is expected that the note will be extended to June 30, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index to Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORNEO RESOURCE INVESTMENTS LTD.

Dated: May 18, 2015	By:	/s/ Nils A. Ollquist
Nils A. Ollquist
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer and Accounting Officer)

